Form 10-Q
period 1999-03-31
WESTERN SIERRA BANCORP
filed 1999-05-17
CIK 1072688

                    OFFICE OF THE COMPTROLLER OF THE CURRENCY

                             WASHINGTON, D.C. 20219

                                    FORM 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     March 31, 1999
                                              --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -----------------

For Quarter Ended    March 31, 1999      Commission file number   25979
                  -------------------                           ----------

                      WESTERN SIERRA BANCORP AND SUBSIDIARY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                    68-0390121
         ----------                                    ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

          4011 PLAZA GOLDORADO CIRCLE, CAMERON PARK, CALIFORNIA 95682
          -----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

       (Registrant's telephone number, including area code) (916) 677-5600
                                                            --------------

 ------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Issued and outstanding 994,423 shares at March 31, 1999.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Following are the financial statements of Western Sierra Bancorp and subsidiary as of and for the quarter ended March 31, 1999. The financial statements are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations of Western Sierra Bancorp and subsidiary.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's 1998 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 1999 may not necessarily be indicative of the operating results for the full year, especially in view of the Registrant's acquisition of Roseville 1st Community Bancorp and Lake Community Bank that was consummated on April 30, 1999.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses and the carrying value of other real estate owned.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                               March 31,             December 31,
                                                                                 1999                    1998
                                                                            -------------           ---------------
ASSETS

Cash and due from banks                                                     $   6,090,902           $   5,185,475
Federal funds sold                                                             13,500,000              22,670,000
Loans held for sale                                                             1,182,000               3,208,300
Investment securities (market value of $35,679,827
     in 1999 and $38,352,900 in 1998 (Note 1)                                  35,660,718              38,317,550
Loans and leases, less allowance for loan and
     lease losses of $1,122,978 in 1999 and $1,055,213
     in 1998 (Note 2)                                                          76,984,166              72,231,441
Other real estate                                                               1,162,172               1,162,172
Bank premises and equipment, net                                                4,350,591               4,232,446
Accrued interest receivable and other assets                                    3,166,833               3,105,642
                                                                            -------------           -------------
                                                                            $ 142,097,382           $ 150,113,026
                                                                            -------------           -------------
                                                                            -------------           -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                                   $  38,717,042           $  47,757,624
     Interest bearing                                                          91,803,620              90,830,047
                                                                            -------------           -------------
              Total deposits                                                  130,520,662             138,587,671

Accrued interest payable and other liabilities                                  1,196,296               1,321,976
                                                                            -------------           -------------
              Total liabilities                                               131,716,958             139,909,647
                                                                            -------------           -------------
Shareholders' equity:
     Preferred stock - no par value; 10,000,000 shares authorized;
         none issued                                                                    -                       -
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 994,423 shares in 1999 and
         981,448 shares in 1998                                                 7,500,618               7,381,303
     Retained earnings                                                          3,031,241               2,786,410
     Accumulated other comprehensive income (Note 4)                             (151,435)                 35,666
                                                                            -------------           -------------
              Total shareholders' equity                                       10,380,424              10,203,379
                                                                            -------------           -------------
                                                                            $ 142,097,382           $ 150,113,026
                                                                            -------------           -------------
                                                                            -------------           -------------

                   The accompanying notes are an integral part
                         of these financial statements.

                          WESTERN SIERRA NATIONAL BANK

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                               Quarter Ended
                                                                                  March 31,
                                                                    ---------------------------------
                                                                       1999                   1998
                                                                    -----------           -----------
Interest income:
     Interest and fees on loans and leases                          $ 1,734,592           $ 1,805,038
     Interest on Federal funds sold                                     100,332                45,367
     Interest on investment securities:
         Taxable                                                        381,951               322,683
         Exempt from Federal income taxes                               144,068                45,340
                                                                    -----------           -----------
              Total interest income                                   2,360,943             2,218,428
                                                                    -----------           -----------
Interest expense:
     Interest on deposits                                               848,441               828,457
     Interest on short-term borrowings                                    3,114
                                                                    -----------           -----------

              Total interest expense                                    851,555               828,457
                                                                    -----------           -----------

              Net interest income                                     1,509,388             1,389,971

Provision for loan and lease losses (Note 2)                             60,000                60,000
                                                                    -----------           -----------
              Net interest income after provision for loan
                  and lease losses                                    1,449,388             1,329,971
                                                                    -----------           -----------
Non-interest income:
     Service charges and fees                                           183,053               183,718
     Gain on sale of residential mortgage and government-
         guaranteed commercial loans                                    273,147               310,674
     Other income                                                        66,222                50,885
                                                                    -----------           -----------
              Total non-interest income                                 522,422               545,277
                                                                    -----------           -----------
Other expenses:
     Salaries and employee benefits                                     867,486               894,150
     Occupancy                                                          107,146               104,130
     Equipment                                                          164,129               129,830
     Other expenses                                                     506,649               397,551
                                                                    -----------           -----------
              Total other expenses                                    1,645,410             1,525,661
                                                                    -----------           -----------
              Income before income taxes                                326,400               349,587

Income taxes                                                            (81,569)             (126,281)
                                                                    -----------           -----------
              Net income                                            $   244,831           $   223,306
                                                                    -----------           -----------
                                                                    -----------           -----------
Basic earnings per share (Note 3)                                   $       .25           $       .23
                                                                    -----------           -----------
                                                                    -----------           -----------
Diluted earnings per share (Note 3)                                 $       .24           $       .22
                                                                    -----------           -----------
                                                                    -----------           -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 1999
                        AND YEAR ENDED DECEMBER 31, 1998

                                                              COMMON STOCK                ACCUMULATED
                                                     ------------------------------         OTHER
SHAREHOLDERS'                                    COMPREHENSIVE               RETAINED    COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
EQUITY                                              SHARES       AMOUNT      EARNINGS    INCOME (LOSS)     EQUITY         INCOME
-------------                                    -------------- -----------  ----------  -------------  -------------  -------------
Balance, December 31, 1997                       946,021        $ 7,000,846  $1,908,449    $  89,177      $ 8,998,472

Comprehensive income:
   Net income                                                                $  877,961                       877,961     877,961
   Other comprehensive loss, net of tax:
     Unrealized losses on available-for-sale
       investment securities                                                                 (53,511)         (53,511)    (53,511)

           Total comprehensive income                                                                                   $ 824,450
                                                                                                                        ---------
                                                                                                                        ---------

Stock options exercised and related tax benefit   35,427            380,457                                   380,457
                                                ---------       ------------ ----------   ----------      -----------

Balance, December 31, 1998                       981,448          7,381,303   2,786,410       35,666       10,203,379

Comprehensive income:
   Net income                                                                $  244,830                       244,831    244,831
   Other comprehensive loss, net of tax:
     Unrealized losses on available-for-sale
       investment securities                                                                (187,101)        (187,101)  (187,101)
                                                                                                                        ---------
           Total comprehensive income                                                                                   $  57,730
                                                                                                                        ---------
                                                                                                                        ---------
Stock options exercised and related tax benefit   12,975            119,315                                   119,315
                                                ---------       ------------ ----------   ----------      -----------

Balance, March 31, 1999                          994,423         $7,500,618  $3,031,241   $ (151,435)     $10,380,424
                                                ---------       ------------ ----------   ----------      -----------
                                                ---------       ------------ ----------   ----------      -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                      1999                   1998
                                                                                  ------------           ------------
Cash flows from operating activities:
     Net income                                                                   $    244,831           $    223,306
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
              Provision for loan and lease losses                                       60,000                 60,000
              Depreciation and amortization                                            114,652                104,195
              Decrease in deferred loan origination fees and costs, net                 (3,479)               (87,961)
              Amortization of investment security premiums, net                         43,061                 11,038
              Decrease (increase) in loans held for sale                             2,026,300             (1,541,899)
              Decrease in accrued interest receivable and other assets                  94,371                154,357
              Decrease in accrued interest payable and other liabilities              (275,680)              (454,790)
                                                                                  ------------           ------------
                  Net cash provided by operating activities                          2,304,056             (1,531,754)
                                                                                  ------------           ------------
Cash flows from investing activities:
     Proceeds from called available-for-sale investment securities                   1,634,628              1,000,000
     Purchases of available-for-sale investment securities                            (554,620)            (3,824,604)
     Proceeds from principal repayments from available-for-sale
         SBA and mortgage-related securities                                         1,244,520                511,621
     Proceeds from principal repayments from held-to-maturity
         mortgage-related securities                                                     3,395                    920
     Net increase in loans and leases                                               (4,809,246)            (2,547,643)
     Additions to bank premises and equipment                                         (232,797)              (129,052)
                                                                                  ------------           ------------
                  Net cash used in investing activities                             (2,714,120)            (4,988,758)
                                                                                  ------------           ------------
Cash flows from financing activities:
     Net increase in demand, interest-bearing and savings deposits                  (5,438,128)            (1,981,469)
     Net increase in short-term borrowings                                          (2,628,881)             2,487,002
     Proceeds from exercise of stock options                                            62,500                 87,540
                                                                                  ------------           ------------
                  Net cash (used in) provided by financing activities               (7,854,509)               593,073
                                                                                  ------------           ------------
                  Decrease in cash and cash equivalents                             (8,264,573)            (5,927,439)

Cash and cash equivalents at beginning of year                                      27,855,475             11,846,020
                                                                                  ------------           ------------
Cash and cash equivalents at end of period                                        $ 19,590,902           $  5,918,581
                                                                                  ------------           ------------
                                                                                  ------------           ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities at March 31, 1999 and December 31, 1998 consisted of the following:

         AVAILABLE-FOR-SALE:

                                                                             March 31, 1999
                                          --------------------------------------------------------------------------------
                                                                   Gross                 Gross                 Estimated
                                            Amortized           Unrealized             Unrealized                Market
                                              Cost                 Gains                 Losses                  Value
                                          ------------          ------------           ------------           ------------
         U.S. Government
              agencies                    $ 13,589,475          $     59,345           $    (89,000)          $ 13,559,820
         Obligations of states
              and political sub-
              divisions                     11,054,673                37,249               (231,927)            10,859,995
         Government guaran-
              teed mortgage-
              backed securities              7,476,716                20,965                (30,161)             7,467,520
         Corporate debt
              securities                       813,539                 1,871                                       815,410
         Federal Reserve
              Bank stock                       150,900                                                             150,900
         Federal Home Loan
              Bank stock                       422,700                                                             422,700
         Trust preferred                       500,000                                                             500,000
                                          ------------          ------------           ------------           ------------
                                          $ 34,008,003          $    119,430           $   (351,088)          $ 33,776,345
                                          ------------          ------------           ------------           ------------
                                          ------------          ------------           ------------           ------------

         Net unrealized losses on available-for-sale investment securities totaling $(231,658) were recorded net of $80,223 in tax assets as accumulated other comprehensive income within shareholders' equity. There were no sales of available-for-sale investment securities during the three months ended March 31, 1999 and 1998.

                                                                   December 31, 1998
                                          --------------------------------------------------------------------------------
                                                                   Gross                 Gross                 Estimated
                                           Amortized             Unrealized            Unrealized               Market
                                              Cost                 Gains                 Losses                  Value
                                          ------------          ------------           ------------           ------------
         U.S. Government
              agencies                    $ 15,547,233          $    141,209           $    (22,442)          $ 15,666,000
         Obligations of states
              and political sub-
              divisions                     11,052,374               101,184               (146,558)            11,007,000
         Government guaran-
              teed mortgage-
              backed securities              8,452,347                26,819                (44,166)             8,435,000
         Corporate debt
              securities                       755,014                                       (1,014)               754,000
         Federal Reserve
              Bank stock                       150,900                                                             150,900
         Federal Home Loan
              Bank stock                       417,000                                                             417,000
                                          ------------          ------------           ------------           ------------
                                          $ 36,374,868          $    269,212           $   (214,180)          $ 36,429,900
                                          ------------          ------------           ------------           ------------
                                          ------------          ------------           ------------           ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

1.       INVESTMENT SECURITIES (Continued)

         AVAILABLE-FOR-SALE: (Continued)

         Net unrealized gains on available-for-sale investment securities totaling $55,032 were recorded net of $(19,366) in tax liabilities as accumulated other comprehensive income within shareholders' equity.

         HELD-TO-MATURITY:

                                                                            March 31, 1999
                                          --------------------------------------------------------------------------------
                                                                   Gross                 Gross                 Estimated
                                           Amortized            Unrealized             Unrealized                Market
                                              Cost                 Gains                 Losses                  Value
                                          ------------          ------------           ------------           ------------
         U.S. Government
              agencies                     $1,000,000          $    6,332                                      $1,006,332
         Obligations of states
              and political sub-
              divisions                       835,053              10,758                                         845,811
         Government guaran-
              teed mortgage-
              backed securities                49,320               2,019                                          51,339
                                          ------------          ------------           ------------           ------------
                                           $1,884,373          $   19,109                $       -             $1,903,482
                                          ------------          ------------           ------------           ------------
                                          ------------          ------------           ------------           ------------

                                                                   December 31, 1998
                                          --------------------------------------------------------------------------------
                                                                   Gross                  Gross                Estimated
                                           Amortized            Unrealized             Unrealized               Market
                                              Cost                 Gains                 Losses                  Value
                                          ------------          ------------           ------------           ------------
          U.S. Government
              agencies                    $1,000,000            $   13,000                                    $1,013,000
         Obligations of states
              and political sub-
              divisions                      834,935                20,065                                       855,000
         Government guaran-
              teed mortgage-
              backed securities               52,715                 2,285                                        55,000
                                          ------------          ------------           ------------           ------------
                                          $1,887,650            $   35,350                $     -             $1,923,000
                                          ------------          ------------           ------------           ------------
                                          ------------          ------------           ------------           ------------

         There were no sales or transfers of held-to-maturity investment securities during the three months ended March 31, 1999 and 1998.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

2.       LOANS AND LEASES

         Outstanding loans and leases are summarized below:

                                                        March 31,             December 31
                                                           1999                  1998
                                                      ------------           ------------
         Commercial                                   $ 17,082,723           $ 17,198,556
         Real estate-mortgage                           48,142,152             44,855,881
         Real estate-construction                       11,081,342              9,337,892
         Lease financing                                 1,320,297              1,383,292
         Installment                                       630,551                664,435
                                                      ------------           ------------
                                                        78,257,065             73,440,056

         Deferred loan and lease fees, net                (149,921)              (153,402)
         Allowance for loan and lease losses            (1,122,978)            (1,055,213)
                                                      ------------           ------------
                                                      $ 76,984,166           $ 72,231,441
                                                      ------------           ------------
                                                      ------------           ------------

         Changes in the allowance for loan and lease losses were as follows:

                                                        March 31,             March 31,
                                                         1999                  1998
                                                      ------------           ------------
         Balance, beginning of year                   $ 1,055,213            $   947,865
         Provision charged to operations                   60,000                 60,000
         Losses charged to allowance                       (1,810)                (7,634)
         Recoveries                                         9,575                    150
                                                      ------------           ------------
                                                      $ 1,122,978            $ 1,000,381
                                                      ------------           ------------
                                                      ------------           ------------

         The recorded investment in loans that were considered to be impaired totaled $625,800 at March 31, 1999 and at December 31, 1998. The related allowance for loan losses for these loans at March 31, 1999 and December 31, 1998 was $243,400. The average recorded investment in impaired loans was $625,800 for the three months ended March 31, 1999 and $793,000 for the year ended December 31, 1998. No interest income on impaired loans was recognized during the three months ended March 31, 1999. Interest income on impaired loans totaling $51,733 was recognized during the year ended December 31, 1998 on a cash basis.

         At March 31, 1999 and December 31, 1998, nonaccrual loans totaled $625,800. Interest foregone on nonaccrual loans totaled $14,333 for the three months ended March 31, 1999, and $42,000 for the year ended December 31, 1998.

         Salaries and employee benefits totaling $70,113 and $58,250 have been deferred as loan and lease origination costs during the three months ended March 31, 1999 and 1998, respectively.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

3.       EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                                      Weighted
                                                                       Average
                                                                      Number of
                                                      Net               Shares          Per Share
            For the Three Months Ended              Income            Outstanding         Amount
         ------------------------------------      ---------          -----------       ---------
         MARCH 31, 1999

         Basic earnings per share                  $ 244,831            984,764          $   .25
                                                                                         -------
                                                                                         -------
         Effect of dilutive stock options                                47,892
                                                   ---------          ---------

         Diluted earnings per share                $ 244,831          1,032,656          $   .24
                                                   ---------          ---------          -------
                                                   ---------          ---------          -------

         MARCH 31, 1998

         Basic earnings per share                  $ 223,306            962,622          $   .23
                                                                                         -------
                                                                                         -------

         Effect of dilutive stock options                                72,839
                                                   ---------          ---------

         Diluted earnings per share                $ 223,306          1,035,461          $   .22
                                                   ---------          ---------          -------
                                                   ---------          ---------          -------

4.       COMPREHENSIVE INCOME

         The Bank adopted Financial Accounting Standards Board Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, on January 1, 1998. This Statement requires the reporting of comprehensive income in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. SFAS 130 requires the unrealized gains and losses on the Bank's available-for-sale investment securities to be included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders' Equity.

         At March 31, 1999 and December 31, 1998, the Bank held securities classified as available-for-sale which had unrealized losses as follows:

                                                   Before                Tax               After
                                                     Tax               Benefit              Tax
                                                 ----------          ----------          ---------
              For the Three Months Ended
                    March 31, 1999
         -----------------------------------

         Other comprehensive loss:
               Unrealized holding losses          $(286,690)          $  99,589          $(187,101)
                                                  ---------           ---------          ---------
                                                  ---------           ---------          ---------
                  For the Year Ended
                   December 31, 1998
         -----------------------------------

         Other comprehensive loss:
               Unrealized holding losses          $ (90,825)          $  37,314          $ (53,511)
                                                  ---------           ---------          ---------
                                                  ---------           ---------          ---------

                   The accompanying notes are an integral part
                         of these financial statements.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

4.       SUBSEQUENT EVENT

         On March 23 and 22, 1999, respectively, the shareholders of Western Sierra Bancorp (Bancorp), Roseville 1st Community Bancorp and Lake Community Bank approved the merger of the companies. The mergers were consummated on April 30, 1999 and, as a result, Western Sierra National Bank, Roseville 1st National Bank and Lake Community Bank will operate as wholly-owned subsidiaries under the Bancorp. Each share of Roseville 1st Community Bancorp and Lake Community Bank common stock was converted into the right to receive 1.2110 shares and .6905 shares, respectively, of Bancorp common stock. The transaction will be accounted for under the pooling of interests method of accounting.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain matters discussed or incorporated by reference in the Quarterly Report on form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described herein. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

FINANCIAL CONDITION

Total assets decreased by 5.64% to $142.1 million at March 31, 1999, from $150.1 million at December 31, 1998. Total deposits decreased by 6.17% to $130.5 million at March 31, 1999 from $138.6 million at December 31, 1998. This decrease in deposits resulted in the corresponding decrease in total assets. The decrease in deposits was primarily in demand deposits and due to unusually large deposits for two title company customers as of December 31, 1998. Within total assets, the funds from these decreased deposits were primarily divested from Federal funds sold.

Net loans totaled $76.9 million at March 31, 1999, representing a 59% loan to deposit ratio, compared to net loans of $72.2 million at December 31, 1998, representing a 52% loan to deposit ratio. Loans are expected to grow during the remainder of 1999. In Management's opinion, the allowance for loan losses, totaling $1,122,978 at March 31, 1999 adequately provides for possible loan losses. This allowance represents 1.43% of gross loans outstanding at the end of the first quarter.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                                 March 31,       March 31,     December 31,
                                                  1999            1998             1998
                                                 ---------       ---------     ------------
Total Risk-Based Capital Ratio
     Regulatory Requirement                       10.0%           10.0%          10.0%
     Bank Ratio                                  11.11%          11.27%          12.0%
Tier 1 Risk-Based Capital Ratio
     Regulatory Requirement                        6.0%            6.0%           6.0%
     Bank Ratio                                   9.91%          10.03%          10.8%
Leverage Ratio
     Regulatory Requirement                        5.0%            5.0%           5.0%
     Bank Ratio                                   7.41%           8.42%           8.1%

As noted in the above schedule, Western Sierra Bancorp and subsidiary meets all the regulatory capital requirements of a "well capitalized" institution.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

Interest income increased 6.4% to $2,360,943 for the quarter ended March 31, 1999 from $2,218,428 for the quarter ended March 31, 1998. The increased interest income on loans and investments was primarily due to an increase in the amount of loans and investment securities outstanding during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 (Continued)

Interest expense increased 2.7% to $851,555 for the quarter ended March 31, 1999 from $828,457 for the quarter ended March 31, 1998. The increase in interest expense was the result of the significant increase in certificates of deposit in 1999 over the same period in 1998.

Non-interest income decreased 4.4% to $522,422 for the quarter ended March 31, 1999 from $545,277 for the quarter ended March 31, 1998. This decrease was due to a decrease in the gains on the sale and packaging of loans by the mortgage department.

The allocation to the Provision for Loan Losses for the first quarter of 1999 was $60,000 as compared to an allocation of $60,000 for the first quarter of 1998. Net recoveries for the quarter ended March 31, 1999 totaled $7,765 as compared to net losses which totaled $7,484 for the same period in 1998.

Other expenses increased 7.8% to $1,645,410 for the quarter ended March 31, 1999 from $1,525,661 for the quarter ended March 31, 1998. These expenses represent the operational and administrative expenses of the Bank and remained stable due to Management's careful monitoring and control of all non-interest expenses.

Net income for the quarter ended March 31, 1999 totaled $244,831 as compared to net income of $223,306 for the quarter ended March 31, 1998.

OTHER MATTERS

YEAR 2000 COMPLIANCE

The "Year 2000 issue" relates to the fact that many computer programs use only two digits to represent a year, such as "98" to represent "1998," which means that in the Year 2000 such programs could incorrectly treat the Year 2000 as the year 1900. This issue has grown in importance as the use of computers and microchips has become more pervasive throughout the economy, and interdependencies between systems have multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. Western Sierra could be materially and adversely affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing preprogrammed computer chips fail, if the local infrastructure (electric power, phone system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are adversely impacted by their internal systems or those of their customers or suppliers. Failure of Western Sierra to complete testing and renovation of its critical systems on a timely basis could have a material adverse effect on Western Sierra's financial condition and results of operations, as could Year 2000 problems faced by others with whom Western Sierra does business.

Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Bank examiners are also required to assess the soundness of a bank's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OTHER MATTERS (Continued)

YEAR 2000 COMPLIANCE (Continued)

Western Sierra has a written plan to address Western Sierra's risks associated with the impact of the Year 2000. The plan directs Western Sierra's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC's five-step program consists of five phases; awareness, assessment, renovation, validation and implementation. In the awareness phase, which Western Sierra has completed, the Year 2000 problem is defined and executive level support for the necessary resources to prepare Western Sierra for Year 2000 compliance is obtained. In the assessment phase, which Western Sierra has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed. Although the awareness and assessment phases are completed, Western Sierra continues to evaluate new issues as they arise. In the renovation phase, which Western Sierra has substantially completed, the required incremental changes to hardware and software components are tested. In the validation phase, which Western Sierra has also substantially completed, the hardware and software components are tested. In the implementation phase changes to hardware and components are brought on line. The implementation phase is 80% complete.

Western Sierra is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Western Sierra has identified 57 vendors and 52 software applications which management believes are material to its operations. Based on information received from its vendors and testing results, Western Sierra believes approximately 86% of such vendors are Year 2000 compliant as of December 31, 1998. Testing of the critical system applications for the core banking product provided by Western Sierra's primary vendor was completed and the results were inconclusive because the software version mismatched for testing purposes with the Year 2000 upgrade. It was retested in January 1999 with success. The verification was completed by February 5, 1999. The core banking product includes software solutions for general ledger, accounts payable, automated clearing house, certificates of deposit and individual retirement accounts, commercial, mortgage and installment loans, checking and savings accounts, proof of deposit applications and ancillary support products.

Western Sierra has identified 20 vendors which Western Sierra does not believe are fully Year 2000 compliant as of December 31, 1998. Of the 20 vendors, 10 are material to Western Sierra's operations. All 10 have Year 2000 plans in place and are 50-80% completed. Western Sierra will make a decision if an alternate is required. Each of these vendors has advised Western Sierra that it has completed the evaluation and renovation stages of Year 2000 compliance and is schedule to begin implementation and validation in January 1999 and to complete the final validation phase by June 30, 1999.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OTHER MATTERS (Continued)

YEAR 2000 COMPLIANCE (Continued)

Western Sierra is also making efforts to ensure that its customers, particularly its significant customers, are aware of the Year 2000 problem. Western Sierra has sent Year 2000 correspondence to its significant deposit and loan customers. A customer of Western Sierra is deemed significant if the customer possesses any of the following characteristics:

-        Total indebtedness to Western Sierra National Bank of $250,000 or more.

- The customer's business is dependent on the use of high technology and/or the electronic exchange of information.

- The customer's business is dependent on third party providers of data processing services or products.

-        An average ledger deposit balance greater than $250,000.

- Collateral taken by Western Sierra National Bank which could become impaired by Year 2000 problems.

-        Unsecured lines of credit which borrowers can draw funds at will.

Western Sierra has amended its credit authorization documentation to include consideration of the Year 2000 problem. Western Sierra assesses its significant customer's Year 2000 readiness and assigns the customer an overall assessment of "low," "medium" or "high" risk. Risk evaluation of Western Sierra's significant customers was completed by December 31, 1998. Any depositor or lending customer determined to have a high or medium risk is scheduled for an evaluation by Western Sierra every 90 days until the customer can be assigned a low risk assessment. Six loans totaling $470,546 are considered high risk and are monitored closely for progress. All deposit customers are either low risk or compliant with the exception of the six loan customers noted above.

Because of the range of possible issues and large numbers of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine Western Sierra's worst-case scenario in the event Western Sierra's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, Western Sierra is developing a contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual processing of information for critical information technology systems and increased cash on hand. The contingency plans were completed by March 31, 1999, after which the appropriate implementation training was scheduled to take place.

As of December 31, 1998, Western Sierra has incurred $103,386 in Year 2000 costs, which have been expensed as incurred. Year 2000-related costs have been funded from the continuing operations of Western Sierra and, as of December 31, 1998, have constituted approximately 43% of Western Sierra's information systems budget for 1998. Western Sierra estimates that its costs to complete Year 2000 compliance will be approximately $258,795. This estimate includes the cost of purchasing hardware and licenses for software programming tools, the cost of the time of internal staff and the cost of consultants. The estimate does not include the time that internal staff are devoting to testing programming changes. Testing is not expected to add significant incremental costs.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Bank.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                      WESTERN SIERRA BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   May 17, 1999
      ---------------------------


                                     WESTERN SIERRA BANCORP AND SUBSIDIARY


                                     /s/ Gary Gall
                                     --------------------------------------
                                     Gary Gall
                                     President and
                                     Chief Executive Officer


                                     /s/ Lesa Fynes
                                     --------------------------------------
                                     Lesa Fynes
                                     Chief Financial Officer