Form 10-Q
period 1999-06-30
WESTERN SIERRA BANCORP
filed 1999-08-20
CIK 1072688

                    OFFICE OF THE COMPTROLLER OF THE CURRENCY

                             Washington, D.C. 20219

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          JUNE 30, 1999
                                       ---------------------------------

                                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------    ---------------


For Quarter Ended    JUNE 30, 1999      Commission file number   18029
                 ---------------------                        ----------

                             WESTERN SIERRA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                             680390121
        -------------------------------      ---------------------------------
        (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

           4011 PLAZA GOLDORADO CIRCLE, CAMERON PARK, CALIFORNIA 95682
           -----------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

        (Registrant's telephone number, including area code) 530-677-5600
                                                             ------------

 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                             ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___. No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK - ISSUED AND OUTSTANDING 2,367,072 SHARES AT JUNE 30, 1999.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


PART 1 - FINANCIAL INFORMATION
------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Following are the consolidated financial statements of Western Sierra Bancorp as of and for the period ended June 30, 1999. The consolidated financial statements are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the consolidated financial condition and results of operations of Western Sierra Bancorp.

Effective April 30, 1999, Lake Community Bank and Roseville 1st Community Bancorp were merged into the Company in stock-for-stock transactions which were accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combinations. (See Note 4 to the financial statements.)

Certain information and footnote disclosures normally presented in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's 1998 Annual Report to Shareholders.

In preparing such consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses and the carrying value of other real estate.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
------------------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                              JUNE 30,          DECEMBER 31,
                                                                                1999                1998
                                                                        --------------------  ---------------
                            ASSETS
Cash and due from banks                                                 $         15,502,539  $    12,045,790
Federal funds sold                                                                14,570,000       34,220,000
Interest bearing deposits in banks                                                 1,786,000        3,960,000
Loans held for sale                                                                1,754,961        4,481,109
Investment securities (market value of $50,215,049
    in 1999 and $57,526,800 in 1998) (Note 1)                                     50,238,687       57,491,450
Loans and leases, less allowance for loan and
    lease losses of $2,648,111 in 1999 and $2,431,117
    in 1998 (Note 2)                                                             181,782,437      161,343,062
Other real estate, net                                                             1,528,809        1,547,172
Bank premises and equipment, net                                                   8,049,827        8,369,757
Accrued interest receivable and other assets                                       9,615,599        7,169,541
                                                                        --------------------  ---------------

                                                                        $        284,828,859  $   290,627,881
                                                                        ===================== ===============
                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                                $         66,350,126  $    71,891,054
    Interest bearing                                                             190,920,827      191,828,530
                                                                        --------------------  ---------------
              Total deposits                                                     257,270,953      263,719,584

Accrued interest payable and other liabilities                                     3,323,007        2,978,344
                                                                        --------------------  ---------------

              Total liabilities                                                  260,593,960      266,697,928

Shareholders' equity:
    Preferred stock - no par value; 10,000,000
       shares authorized; none issued                                             -                     -
    Common stock - no par value; 10,000,000
       shares authorized; issued and outstanding -
       2,367,072 shares in 1999 and 2,326,965
       shares in 1998                                                             13,747,003       13,430,898
    Retained earnings                                                             11,616,983       10,383,627
    Unearned ESOP shares                                                            (304,261)
    Accumulated other comprehensive (loss)
       income                                                                       (824,826)         115,428
                                                                        --------------------  ---------------

              Total shareholders' equity                                          24,234,899       23,929,953
                                                                        --------------------  ---------------

                                                                        $        284,828,859  $   290,627,881
                                                                        ===================== ================

                                       3

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     The accompanying notes are an integral part of these financial statements.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 --------------------------         --------------------------
                                                 JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                   1999              1998             1999              1998
                                                 --------------------------         --------------------------
Interest income:
   Interest and fees on loans and
     leases                                       $ 4,114,377  $     4,497,512   $    8,083,938   $     7,922,326
   Interest on investment securities:
     Taxable                                          603,191          580,590        1,277,677         1,158,334
     Exempt from Federal income
       taxes                                          180,717           73,002          359,101           141,527
   Interest on Federal funds sold                     218,969          278,922          428,778           389,315
                                             ----------------  ----------------   ---------------  ----------------

       Total interest income                        5,117,254        5,430,026       10,149,494         9,611,502

Interest expense on deposits                        1,819,748        2,157,156        3,670,945         3,775,977
                                             ----------------- ----------------- ---------------- -----------------

       Net interest income                          3,297,506        3,272,870        6,478,549         5,835,525
Provision for loan and lease losses
   (Note 2)                                           135,000          230,000          315,000           390,000
                                             ----------------- ----------------- ---------------- -----------------
       Net interest income after
         provision for loan and
         lease losses                               3,162,506        3,042,870        6,163,549         5,445,525
                                             ----------------- ----------------- ---------------- -----------------
Non-interest income:
   Service charges and fees                           232,583          343,193          574,964           746,595
   Gain on sale of loans                              374,761          500,242          647,908           810,916
   Other                                              253,547          195,345          379,710           261,760
                                             ----------------- ----------------- ---------------- -----------------

       Total non-interest income                      860,891        1,038,780        1,602,582         1,819,271
                                             ----------------  ----------------- ---------------- -----------------
Other expenses:
   Salaries and employee benefits
     (Note 2)                                       1,331,188        1,715,117        2,799,412         3,268,619
   Occupancy and equipment                            455,656          520,679          988,275           938,184
   Other                                            1,249,087        1,038,449        2,113,775         1,730,661
                                             ----------------- ----------------- ---------------- -----------------

       Total other expenses                         3,035,931        3,274,245        5,901,462         5,937,464
                                             ----------------- ----------------- ---------------- -----------------

       Income before income taxes                     987,466          807,405        1,864,669         1,327,332

Income taxes                                          346,078          294,673          631,313           472,563
                                             ----------------- ----------------- ---------------- -----------------

       Net income                            $        641,388  $       512,732   $    1,233,356   $        854,769
                                             ================  ===============   ================ ================

Basic earnings per share (Note 3)            $            .27  $           .23   $          .52   $            .39
                                             ================  ===============   ================ ================

Diluted earnings per share (Note 3)          $            .26  $           .22   $          .51   $            .37
                                             ================  ===============   ================ ================

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     The accompanying notes are an integral part of these financial statements.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                              --------------------------------
                                                                                JUNE 30,            JUNE 30,
                                                                                  1999                1998
                                                                              ------------        ------------
Cash flows from operating activities:
    Net income                                                                $  1,233,356        $    854,769
    Adjustments to reconcile net income to cash (used in)
       provided by operating activities:
          Provision for loan and lease losses                                      315,000             390,000
          Depreciation and amortization                                            508,769             468,825
          Deferred loan origination costs and fees, net                             42,801            (105,746)
          Provision for losses on other real estate                                 18,363              25,000
          Decrease (increase) in loans held for sale                             2,726,148          (2,222,323)
          Increase in accrued interest receivable and other
              assets                                                            (1,946,608)           (380,620)
          Decrease in accrued interest payable and other
              liabilities                                                         (613,859)            (97,562)
                                                                              ------------        ------------

                 Net cash provided by (used in) operating
                    activities                                                   2,283,970          (1,067,657)
                                                                              ------------        ------------

Cash flows from investing activities:
    Net decrease (increase) in interest-bearing deposits
       in bank                                                                   2,174,000            (591,000)
    Proceeds from the sale and call of available-for-sale
       investment securities                                                     5,000,545           5,497,789
    Proceeds from called held-to-maturity investment
       securities                                                                                    1,500,000
    Proceeds from matured available-for-sale investment
       securities                                                                  850,000           2,000,000
    Purchases of available-for-sale investment securities                       (2,433,636)        (12,468,276)
    Principal repayments received from available-for-sale
       SBA pools and mortgage-backed securities                                  2,321,228           1,302,934
    Principal repayments received from held-to-maturity
       mortgage-backed securities                                                    4,957               4,569
    Net (increase) decrease in loans and leases                                (20,797,176)          2,954,838
    Purchases of premises and equipment                                           (118,874)           (342,382)
    Capitalized additions to other real estate                                                         (37,338)
    Proceeds from the sale of other real estate                                                        196,775
                                                                              ------------        ------------

                 Net cash (used in) provided by investing
                    activities                                                 (12,998,956)             17,909
                                                                              ------------        ------------

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                   (Continued)

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

                                                                                     SIX MONTHS ENDED
                                                                              --------------------------------
                                                                                JUNE 30,            JUNE 30,
                                                                                  1999                1998
                                                                              -------------       ------------
Cash flows from financing activities:
    Net increase in demand, interest-bearing and savings
       deposits                                                               $    716,235        $  7,971,071
    Net (decrease) increase in time deposits                                    (7,164,866)            714,865
    Net increase in short-term borrowings                                          350,000             750,000
    Proceeds from ESOP loan                                                        304,261
    Proceeds from the exercise of stock options                                    342,105             438,101
    Payments of cash dividends                                                                        (334,947)
    Reacquisition of common stock                                                  (26,000)
                                                                              -------------       ------------

                 Net cash (used in) provided by financing
                    activities                                                  (5,478,265)          9,539,090
                                                                              -------------       ------------

                 (Decrease) increase in cash and cash
                    equivalents                                                (16,193,251)          8,489,342

Cash and cash equivalents at beginning of period                                46,265,790          29,632,493
                                                                              -------------       ------------

Cash and cash equivalents at end of period                                    $ 30,072,539        $ 38,121,835
                                                                              =============       ============
Supplemental disclosure of cash flow information:

    Cash paid during the period for:
       Interest expense                                                       $  4,327,243        $  7,886,782
       Income taxes                                                           $    337,000        $  1,223,000

Non-cash investing activities:
    Real estate acquired through foreclosure                                                      $    822,830

    Net change in unrealized gain (loss) on available-
       for-sale investment securities                                         $  1,435,162        $    (46,893)


                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



     The accompanying notes are an integral part of these financial statements.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities at June 30, 1999 and December 31, 1998 consisted of the following:

         AVAILABLE-FOR-SALE:
                                                                    JUNE 30, 1999
                                      -------------------------------------------------------------------------
                                                              GROSS               GROSS             ESTIMATED
                                        AMORTIZED          UNREALIZED          UNREALIZED            MARKET
                                          COST                GAINS              LOSSES               VALUE
                                      -------------      --------------      --------------       -------------
         U.S. Government
           agencies                   $  21,850,490      $       14,255      $     (444,022)      $  21,420,724
         Obligations of states
           and political sub-
           divisions                     15,381,497              32,832            (732,723)         14,681,606
         Government guaran-
           teed mortgage-
           backed securities              6,783,899              11,493             (65,643)          6,729,748
         Corporate debt                   4,547,436                 419             (75,875)          4,471,980
         Federal Reserve
           Bank stock                       211,600                                                     211,600
         Federal Home Loan
           Bank stock                       615,100                                                     615,100
         Pacific Coast Bankers
           Bank Stock                       225,000                                                     225,000
                                      -------------      --------------      --------------       -------------

                                      $  49,615,022      $       58,999      $   (1,318,263)      $  48,355,758
                                      =============      ==============      ==============       =============

                                                                  DECEMBER 31, 1998
                                      -------------------------------------------------------------------------
                                                              GROSS               GROSS             ESTIMATED
                                        AMORTIZED          UNREALIZED          UNREALIZED            MARKET
                                          COST                GAINS              LOSSES               VALUE
                                      -------------      --------------      --------------       -------------
         U.S. Treasuries              $     499,527      $          573                           $     500,100
         U.S. Government
           agencies                      26,255,974             155,173      $      (35,247)         26,375,900
         Obligations of states
           and political sub-
           divisions                     15,305,605             232,584            (171,889)          15,366,300
         Government guaran-
           teed mortgage-
           back securities                8,452,347              26,819             (44,166)           8,435,000
         Corporate debt
           securities                     4,051,717              23,660             (11,317)           4,046,000
         Federal Reserve
           Bank stock                       211,600                                                      211,600
         Federal Home Loan
           Bank stock                       575,900                                                      575,900

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999




         Pacific Coast Bankers
           Bank stock                        75,000                                                      75,000
                                      -------------      --------------      --------------       -------------

                                      $  55,427,670      $      438,809      $     (262,619)      $  55,603,800
                                      =============      ==============      ==============       =============

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.       INVESTMENT SECURITIES (Continued)

         AVAILABLE-FOR-SALE: (Continued)

         Net unrealized losses on available-for-sale investment securities totaling $(1,259,264) were recorded net of $434,438 in tax liabilities as accumulated other comprehensive loss within shareholders' equity at June 30, 1999.


         HELD-TO-MATURITY:

                                                                    JUNE 30, 1999
                                      -------------------------------------------------------------------------
                                                              GROSS               GROSS             ESTIMATED
                                        AMORTIZED          UNREALIZED          UNREALIZED            MARKET
                                          COST                GAINS              LOSSES               VALUE
                                      -------------      --------------      --------------       -------------
         U.S. Government
           agencies                   $   1,000,000                          $      (10,160)      $     989,840
         Obligations of states
           and political sub-
           divisions                        835,171                                 (14,926)            820,245
         Government guaran-
           teed mortgage-
           backed securities                 47,758      $        1,448             (25,086)             49,206
                                      -------------      --------------      --------------       -------------

                                      $   1,882,929      $        1,448      $      (25,086)      $   1,859,291
                                      =============      ==============      ==============       =============


                                                                  DECEMBER 31, 1998
                                      -------------------------------------------------------------------------
                                                              GROSS               GROSS             ESTIMATED
                                        AMORTIZED          UNREALIZED          UNREALIZED            MARKET
                                          COST                GAINS              LOSSES               VALUE
                                      -------------      --------------      --------------       -------------
         U.S. Government
           agencies                   $   1,000,000      $       13,000                           $   1,013,000
         Obligations of states
           and political sub-
           divisions                        834,935              20,065                                 855,000
         Government guaran-
           teed mortgage-
           backed securities                 52,715               2,285                                  55,000
                                      -------------      --------------      --------------       -------------

                                      $   1,887,650      $       35,350      $       -            $   1,923,000
                                      =============      ==============      ==============       =============

         There were no sales or transfers of held-to-maturity investment securities for the six month periods ended June 30, 1999 and 1998, respectively.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.       LOANS AND LEASES

         Outstanding loans and leases are summarized below:

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1999                1998
                                                                             --------------      --------------
         Commercial                                                          $   28,219,431      $   30,579,630
         Real estate - mortgage                                                 112,316,426          91,243,755
         Real estate - construction                                              23,364,020          19,381,587
         Lease financing                                                          1,157,257           1,383,292
         Installment                                                              3,020,977           5,322,683
         Agricultural                                                            16,799,733          16,267,719
                                                                             --------------      --------------

                                                                                184,877,844         164,178,666
         Deferred loan and lease origination
             fees and costs, net                                                   (447,296)           (404,487)
         Allowance for loan and lease losses                                     (2,648,111)         (2,431,117)
                                                                             --------------      --------------

                                                                             $  184,782,437      $  161,343,062
                                                                             ==============      ==============

         Changes in the allowance for loan and lease losses were as follows:

                                                              SIX MONTH PERIODS ENDED
                                                                      JUNE 30,            YEAR ENDED
                                                            ---------------------------   DECEMBER 31,
                                                              1999                1998        1998
                                                            -------------  ------------   ------------
         Balance, beginning of year                         $   2,431,117  $  2,624,080   $  2,624,080
         Provision charged to operations                          315,000       390,000        775,500
         Losses charged to allowance                             (172,275)     (733,000)    (1,044,754)
         Recoveries                                                74,269        22,745         76,291
                                                            -------------  ------------   ------------

                                                            $   2,648,111  $  2,303,825   $  2,431,117
                                                            =============  ============   ============

         The recorded investment in loans that were considered to be impaired totaled $1,026,400 and $1,128,900 at June 30, 1999 and December 31,
         1998, respectively. The related allowance for loan losses for these loans at June 30, 1999 and December 31, 1998 was $293,700 and $293,700,
         respectively. The average recorded investment in impaired loans for the six month period ended June 30, 1999 and the year ended December 31, 1998 was $1,077,650 and $1,666,300, respectively. The Company recognized $35,000 in interest income on impaired loans during the six month period ended June 30, 1999. No interest income on impaired loans was recognized during the six month period ended June 30, 1998.

         At June 30, 1999 and December 31,1998, nonaccrual loans totaled $1,026,400 and $1,405,800,

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         respectively. Interest foregone on nonaccrual loans totaled $56,265 and $33,284 for the six month periods ended June 30, 1999 and 1998, respectively.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.       LOANS AND LEASES (Continued)

         Salaries and employee benefits totaling $370,313 and $353,173 have been deferred as loan and lease origination costs during the six month periods ended June 30, 1999 and 1998, respectively.

3.       EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 NUMBER OF
                    FOR THE THREE MONTH                         NET               SHARES             PER SHARE
                       PERIODS ENDED                          INCOME            OUTSTANDING           AMOUNT
         --------------------------------                 --------------       -------------        -------------
         JUNE 30, 1999

         Basic earnings per share                         $      641,388           2,347,084        $         .27
                                                                                                    =============

         Effect of dilutive stock options                                             89,700
                                                          --------------       -------------
         Diluted earnings per share                       $      641,388           2,436,784        $        .26
                                                          ==============       =============        ============

         JUNE 30, 1998

         Basic earnings per share                         $      512,732           2,191,654        $        .23
                                                                                                    ============

         Effect of dilutive stock options                                            123,395
                                                          --------------       -------------
         Diluted earnings per share                       $      512,732           2,315,049        $        .22
                                                          ==============       =============        ============

                   FOR THE SIX MONTH
                     PERIODS ENDED
         --------------------------------

         JUNE 30, 1999

         Basic earnings per share                         $    1,233,356           2,351,084        $        .52
                                                                                                    ============

         Effect of dilutive stock options                                             91,831
                                                          --------------       -------------
         Diluted earnings per share                       $    1,233,356           2,442,915        $        .51
                                                          ==============       ==============       ============

         JUNE 30, 1998

         Basic earnings per share                         $      854,769           2,207,136        $        .39
                                                                                                    ============


                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


         Effect of dilutive stock options                   121,021
                                              ---------   ---------
         Diluted earnings per share           $ 854,769   2,328,157  $ .37
                                              =========   =========  =====

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.       BUSINESS COMBINATIONS

         Effective April 30, 1999, in connection with the merger, Western Sierra Bancorp issued shares of its common stock in exchange for all the outstanding common stock of Roseville 1st Community Bancorp and Lake Community Bank based on a conversion ratio of 1.2110 shares and .6906 shares, respectively. The merger qualified as a pooling of interest. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination. Net interest income, noninterest income and net income for the individual entities reported prior to the merger were as follows:

                                                                 ROSEVILLE 1ST
                                              WESTERN SIERRA       COMMUNITY          LAKE
                                                 BANCORP &         BANCORP &        COMMUNITY
                                                SUBSIDIARY        SUBSIDIARY          BANK              TOTAL
                                              --------------     ------------      -----------       -----------
         FOR THE THREE MONTH PERIODS
             ENDED MARCH 31, 1999
         ---------------------------
         Net interest income                   $   1,512,082     $    671,868      $    999,786      $  3,183,736
                                               =============     ============      ============      ============
         Noninterest income                    $     522,422     $     79,504      $    139,765      $    741,691
                                               =============     ============      ============      ============

         Net income                            $     303,090     $    135,574      $    225,184      $    663,848
                                               =============     ============      ============      ============

         FOR THE SIX MONTH PERIODS
            ENDED JUNE 30, 1998
         -------------------------
         Net interest income                   $   2,807,883     $  1,096,948      $  1,930,694      $  5,835,525
                                               =============     ============      ============      ============

         Noninterest income                    $   1,192,240     $    272,326      $    354,705      $  1,819,271
                                               =============     ============      ============      ============

         Net income                            $     498,120     $    151,044      $    205,604      $    854,769
                                               =============     ============      ============      ============

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes new rules for reporting and display of comprehensive income and its components. For example, SFAS 130, requires unrealized gains and losses on the Company's available-for-sale investment securities to be included in other comprehensive income. An analysis of comprehensive (loss) income follows:

                                                                                 FOR THE SIX MONTHS ENDED
                                                                           -----------------------------------
                                                                              JUNE 30,              JUNE 30,
                                                                                1999                  1998
                                                                           ------------           ------------
         Net income                                                        $  1,233,356           $    854,769
         Other comprehensive loss, net of tax:
             Unrealized losses on available-for-sale
                investment securities                                          (940,254)               (51,784)
                                                                           ------------           ------------

                   Total comprehensive income                              $    293,102           $    802,985
                                                                           ============           ============

                                                                                FOR THE THREE MONTHS ENDED
                                                                           -----------------------------------
                                                                              JUNE 30,              JUNE 30,
                                                                                1999                  1998
                                                                           ------------           ------------
         Net income                                                        $    641,388           $    512,732
         Other comprehensive loss, net of tax:
             Unrealized losses on available-for-sale
                investment securities                                          (648,514)               (44,734)
                                                                           ------------           ------------

                   Total comprehensive (loss) income                       $     (7,126)          $    467,998
                                                                           =============          ============

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, Statement No. 137 was issued which delayed the effective date of SFAS 133 one year to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognized all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not believe that the adoption of SFAS 133 will have a significant impact on its financial position and results of operations when implemented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in the Quarterly Report on form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


from those projected. Such risks and uncertainties include, but are not limited to, matters described herein. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Total assets decreased by 2.0% to $284.8 million at June 30, 1999, from $290.6 million at December 31, 1998. Total deposits decreased by 2.5% to $257.3 million at June 30, 1999 from $263.7 million at December 31, 1998. This decrease in deposits resulted in the corresponding decrease in total assets. The decrease in deposits was primarily in demand deposits and due to unusually large deposits for two title company customers as of December 31, 1998. Within total assets, the funds from these decreased deposits were primarily divested from Federal funds sold.

Net loans totaled $181.8 million at June 30, 1999, representing a 70.6% loan to deposit ratio, compared to net loans of $161.3 million at December 31, 1998, representing a 61.2% loan to deposit ratio. Management expects loans to grow during the remainder of 1999. In management's opinion, the allowance for loan losses, totaling $2,648,111 at June 30, 1999 adequately provides for possible loan losses. This allowance represents 1.45% of gross loans outstanding at the end of the first quarter.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE  30, 1999

Interest income decreased 5.8% to $5,117,254 for the quarter ended June 30, 1999 from $5,430,026 for the quarter ended June 30, 1998. The decreased interest income on loans and investments was primarily due to an decrease in the average amount of Federal funds sold and a decrease in the interest rates realized on loans as a result of changes in market conditions during the quarter ending June 30, 1999 as compared to the quarter ended June 30, 1998.

Interest expense decreased 18.5% to $1,819,748 for the quarter ended June 30, 1999 from $2,157,156 for the quarter ended June 30, 1998. The decrease in interest expense was the result of the decrease in certificates of deposit in 1999 over the same period in 1998.

Non-interest income decreased 20.6% to $860,891 for the quarter ended June 30, 1999 from $1,038,780 for the quarter ended June 30, 1998. This decrease was due to a decrease in the gains on the sale and packaging of loans by the mortgage department.

The allocation to the Provision for Loan Losses for the second quarter of 1999 was $135,000 as compared to an allocation of $230,000 for the first quarter of 1998.

Other expenses decreased 7.8% to $3,035,931 for the quarter ended June 30, 1999 from $3,274,245 for the quarter ended June 30, 1998. These expenses represent the operational and administrative expenses of the Company and remained stable due to management's careful monitoring and control of all non-interest expenses.

Net income for the quarter ended June 30, 1999 totaled $641,388 as compared to net income of $512,732 for the quarter ended June 30, 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE  30, 1999

Interest income increased 5.5% to $10,149,494 for the six months ended June 30, 1999 from $9,611,502 for the six months ended June 30, 1998. The increased interest income on loans and investments was primarily due to a change in the mix of the investment securities to loans.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

Interest expense decreased 2.8% to $3,670,945 for the six months ended June 30, 1999 from $3,775,977 for the six months ended June 30, 1998. The decrease in interest expense was the result of the decrease in interest bearing certificates of deposits in 1999 over the same period in 1998.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE  30, 1999 (Continued)

Non-interest income decreased 13.5% to $1,602,582 for the six months ended June 30, 1999 from $1,819,271 for the six months ended June 30, 1998. This decrease was due to a decrease in the gains on the sale and packaging of loans by the mortgage department.

The allocation to the Provision for Loan Losses for the first six months of 1999 was $315,000 as compared to an allocation of $390,000 for the first six months of 1998. Net recoveries for the six months ended June 30, 1999 totaled $98,006 as compared to net losses which totaled $383,000 for the same period in 1998.

Other expenses decreased .8% to $5,887,840 for the six months ended June 30, 1999 from $5,937,464 for the six months ended June 30, 1998. These expenses represent the operational and administrative expenses of the Bank and remained stable due to management's careful monitoring and control of all non-interest expenses.

Net income for the six months ended June 30, 1999 totaled $1,233,356 as compared to net income of $854,769 for the six months ended June 30, 1998.

LIQUIDITY

The Company's bank subsidiaries have a combined asset and liability management program allowing them to monitor and maintain interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity at each bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale. In addition, the bank subsidiaries maintain lines of credit with several correspondent banks and lines of credit with the Federal Reserve Bank. At June 30, 1999 and December 31, 1998 the bank subsidiaries had no outstanding balances on these credit lines.

CAPITAL RESOURCES

Total shareholders' equity increased to $24.2 million at June 30, 1999 from $23.9 million at December 31, 1998. The change was primarily due to net income of $1,233,356 during the six month period and a change in the effect of the unrealized loss on available for sale securities of $940,254.

The Company's bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting and other factors.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                                                 JUNE 30,             JUNE 30,           DECEMBER 31,
                                                                  1999                  1998                 1998
                                                              ------------          -----------          ------------
Total Risk-Based Capital Ratio
     Regulatory Requirement                                        10.0%                10.0%                 10.0%
     Bank Ratio                                                    11.09%               11.34%                12.0%
Tier 1 Risk-Based Capital Ratio
     Regulatory Requirement                                         6.0%                 6.0%                  6.0%
     Bank Ratio                                                    10.03%               10.23%                10.8%
Leverage Ratio
     Regulatory Requirement                                         5.0%                 5.0%                  5.0%
     Bank Ratio                                                     7.62%                7.86%                 8.1%


As noted in the above schedule, the Company and its bank subsidiaries meet all the regulatory capital requirements of a "well capitalized" institution.

OTHER MATTERS

Year 2000 Compliance:

The "Year 2000 issue" relates to the fact that many computer programs use only two digits to represent a year, such as "98" to represent "1998," which means that in the Year 2000 such programs could incorrectly treat the Year 2000 as the year 1900. This issue has grown in importance as the use of computers and microchips has become more pervasive throughout the economy, and interdependencies between systems have multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Bank could be materially and adversely affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing preprogrammed computer chips fail, if the local infrastructure (electric power, phone system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are adversely impacted by their internal systems or those of their customers or suppliers. Failure of the Bank to complete testing and renovation of its critical systems on a timely basis could have a material adverse effect on the Bank's financial condition and results of operations, as could Year 2000 problems faced by others with whom the Bank does business.

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

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER MATTERS (Continued)

Year 2000 Compliance: (Continued)

The Bank has a written plan to address the Bank=s risks associated with the impact of the Year 2000. The plan directs the Bank's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC's five-step program consists of five phases; awareness, assessment, renovation, validation and implementation. In the awareness phase, which the Bank has completed, the Year 2000 problem is defined and executive level support for the necessary resources to prepare the Bank for Year 2000 compliance is obtained. In the assessment phase, which the Bank has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed. The awareness and assessment phases are 100% complete. The validation and implementation of mission critical systems is 100% complete. The Bank is in the process of finalizing its contingency plans which is scheduled to be completed by the end of the third quarter 1999.

The Bank is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Bank has identified 57 vendors and 52 software applications which management believes are material to its operations. Based on information received from its vendors and testing results, The Bank believes approximately 94% of such vendors will be Year 2000 compliant as of August 1, 1999. Testing of the critical system applications for the core banking product provided by The Bank's primary vendor was completed. It was retested in January 1999 with success. The verification was completed by February 5, 1999. The core banking product includes software solutions for general ledger, accounts payable, automated clearing house, certificates of deposit and individual retirement accounts, commercial, mortgage and installment loans, checking and savings accounts, proof of deposit applications and ancillary support products.

The Bank has identified 14 vendors which the Bank does not believe will be fully Year 2000 compliant as of August 1, 1999. Of the 14 vendors, none are material to the Bank's operations. The Bank will make a decision if an alternate is required. Each of these vendors has advised the Bank that it has completed the evaluation, renovation and validation stages of Year 2000 compliance. Full implementation is scheduled to be completed by the end of the third quarter 1999.

The Bank is also making efforts to ensure that its customers, particularly its significant customers, are aware of the Year 2000 problem. The Bank has sent Year 2000 correspondence to its significant deposit and loan customers. A customer of the Bank is deemed significant if the customer possesses any of the following characteristics:

-    Total indebtedness to the Bank of $250,000 or more.

- The customer's business is dependent on the use of high technology and/or the electronic exchange of information.

- The customer's business is dependent on third party providers of data processing services or products.

-    An average ledger deposit balance greater than $250,000.

- Collateral taken by the Bank which could become impaired by Year 2000 problems.

-    Unsecured lines of credit which borrowers can draw funds at will.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART 1 - FINANCIAL INFORMATION (Continued)
-------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER MATTERS (Continued)

Year 2000 Compliance: (Continued)

The Bank has amended its credit authorization documentation to include consideration of the Year 2000 problem. The Bank assesses its significant customer's Year 2000 readiness and assigns the customer an overall assessment of "low," "medium" or "high" risk. Risk evaluation of the Bank's significant customers was completed by December 31, 1998 and revised during the second quarter 1999. Any depositor or lending customer determined to have a high or medium risk is scheduled for an evaluation by the Bank every 90 days until the customer can be assigned a low risk assessment. Four loans totaling $1.3 million are considered high risk and are monitored closely for progress. All deposit customers are either low risk or compliant with the exception of the six loan customers noted above.

Because of the range of possible issues and large numbers of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine The Bank's worst-case scenario in the event The Bank's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, The Bank has developed a contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. This plan includes manual processing of information for critical information technology systems and increased cash on hand. The contingency plans were completed by June 30, 1999, after which the appropriate implementation training is scheduled to take place by September 30, 1999.

As of June 30, 1999, the Bank has incurred approximately $111,000 in Year 2000 costs, which have been expensed as incurred. The Bank estimates that its costs to complete Year 2000 compliance will be approximately $259,000. This estimate includes the cost of purchasing hardware and licenses for software programming tools, the cost of the time of internal staff and the cost of consultants. The estimate does not include the time that internal staff are devoting to testing programming changes. Testing is not expected to add significant incremental costs.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

PART II - OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K, dated April 30, 1999, was filed on May 5, 1999. This Form 8-K reported the acquisition by the Company of all the outstanding shares of Lake Community Bank and Roseville 1st Community Bancorp in two separate stock-for-stock exchanges.

                             WESTERN SIERRA BANCORP
                                    FORM 10-Q
                                   (Continued)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    AUGUST 20, 1999
     ------------------

                                  WESTERN SIERRA BANCORP



                                  /s/ GARY GALL
                                  -----------------------------
                                  Gary Gall
                                  President and
                                  Chief Executive Officer



                                  /s/ LESA FYNES
                                  -----------------------------
                                  Lesa Fynes
                                  Chief Financial Officer