Form 10-Q
period 1999-09-30
WESTERN SIERRA BANCORP
filed 1999-11-15
CIK 1072688

                    OFFICE OF THE COMPTROLLER OF THE CURRENCY

                             Washington, D.C. 20219

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          SEPT. 30, 1999
                                       ---------------------------------

                                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------    ---------------


For Quarter Ended    SEPT. 30, 1999      Commission file number   18029
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

COMMON STOCK - ISSUED AND OUTSTANDING 2,408,750 SHARES AT SEPT. 30, 1999.

                    WESTERN SIERRA BANCORP and SUBSIDIARIES
                                   FORM 10-Q
                                  (UNAUDITED)
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


PART 1- FINANCIAL INFORMATION
------------------------------------------
Item 1 Consolidated Financial Statements

Following are the consolidated financial statements of Western Sierra Bancorp and Subsidiaries as of and for the period ended September 30, 1999. The consolidated financial statements are unaudited. However, in the opinion of management, all the adjustments have been made for a fair presentation of the consolidated financial condition and results of operations of Western Sierra Bancorp and Subsidiaries. All such adjustments were of a normal recurring nature.

Effective April 30, 1999, Lake Community Bank and Roseville 1st Community Bancorp were merged into the Company in stock-for-stock transactions which were accounted for under the pooling-of-interest method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combinations.

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

                    WESTERN SIERRA BANCORP and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    September 30,      December 31
                     ASSETS                             1999              1998
                                                    -------------     -------------
 1 Cash and due from banks                          $      14,034     $      12,046
 2 Interest-bearing deposits in other banks                 1,093             3,960
 3 Federal funds sold                                      18,150            34,220
 6 Investment securities (Note 1)                          49,381            57,491
 7 Loans
        Total loans (Note 2)                              209,181           168,661
        Allowance for loan losses                          (2,762)           (2,431)
        Unearned income                                      (533)             (406)
 8 Premises and equipment, net                              8,872             8,370
10 Other assets                                            10,494             8,717
                                                    -------------     -------------

11 Total assets                                     $     307,910     $     290,628
                                                    =============     =============

                 LIABILITIES

12 Deposits                                         $     273,978     $     263,720
13 Short-term borrowing                                     6,000
15 Other liabilities                                        3,030             2,978

             STOCKHOLDERS EQUITY

21 Common stock                                            14,175            13,431
22 Other stockholders equity (Note 3)                      10,727            10,499
                                                    -------------     -------------

23 Total liabilities and stockholders equity        $     307,910     $     290,628
                                                    =============     =============

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                              1999          1998            1999           1998
                                           ---------      ---------      ---------      ---------
 1 Interest and fees on loans              $   4,574      $   4,087      $  12,658      $  12,009
 2 Interest and dividends on
    investment securities
        Taxable Interest                         574            635          1,852          1,793
        Non taxable interest                     186             93            545            235
 4 Other interest                                191            407            620            796
                                           ------------------------      ------------------------
 5 Total interest income                       5,525          5,222         15,675         14,833
                                           ------------------------      ------------------------
 6 Interest on deposits                        1,888          2,044          5,559          5,820
 7 Interest on short term borrowing               60                            60
                                           ------------------------      ------------------------
 9 Total interest expense                      1,948          2,044          5,619          5,820
                                           ------------------------      ------------------------
10 Net interest income                         3,577          3,178         10,056          9,013
11 Provision for loan losses                     115            235            430            625
                                           ------------------------      ------------------------
12 Net interest income after
    provision for loan losses                  3,462          2,943          9,626          8,388
                                           ------------------------      ------------------------
13 Other income
        Service charges and fees                 280            333            855          1,079
        Other income                             479            609          1,506          1,682
14 Other expenses
        Salaries and benefits                  1,710          1,474          4,509          4,742
        Net occupancy expense                    485            272          1,473            790
        Other expenses                           893          1,256          2,993          3,407
                                           ------------------------      ------------------------
15 Income before income tax                    1,133            883          3,012          2,210
16 Income taxes                                  378            308          1,009            780
                                           ------------------------------------------------------
20 Net income                              $     755      $     575      $   2,003      $   1,430
                                           ======================================================
21 Earnings per share
        Basic                                   0.31           0.25           0.84           0.64
        Fully diluted                           0.29           0.24           0.78           0.61

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            1999             1998
                                                                                          --------         --------
Cash flows from operating activities:
     Net income                                                                           $  2,003         $  1,430
     Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
            Provision for loan and lease losses                                                430              625
            Depreciation and amortization                                                      860              678
            Deferred loan origination costs and fees, net                                      127             (150)
            Amortization of investment security premiums, net                                                    57
            Amortization of intangible assets                                                                    46
            Provision for losses on other real estate                                           18              100
            (Gain) loss on sale of equipment                                                                     11
            (Gain) loss on sale of other real estate                                            39              (19)
            Decrease (increase) in loans held for sale                                       2,689           (1,037)
            Increase in accrued interest receivable and other assets                         1,304             (623)
            Decrease in accrued interest payable and other liabilities                        (109)             174
            Deferred taxes                                                                                      (89)
                                                                                          --------         --------
                      Net cash provided by (used in) operating
                           activities                                                        7,361            1,203
                                                                                          --------         --------

Cash flow from investing activities
            Net decrease (increase) in interest bearing deposits in bank                     2,867                3
            Proceeds from sale or call of available for sale investment securities           5,000            7,798
            Proceeds from matured available for sale investment securities                   1,600            3,500
            Proceeds from call of held to maturity investment securities                                      2,000
            Proceeds from maturity of held to maturity investment securities                    50               25
            Principal payments received from available for sale SBA pools
              and mortgage backed securities                                                 2,879            2,034
            Principal payments received from held to maturity
              and mortgage backed securities                                                    10               36
            Purchase of available for sale investment securities                            (3,591)         (27,923)
            Purchase of held to maturity investment securities                                (274)
            Net (increase) decrease in loans and leases                                    (45,244)          (4,104)
            Purchase of life insurance                                                        (419)
            Purchase of premises and equipment                                              (1,260)            (869)
            Acquisition of other real estate                                                                    (75)
            Capitalized additions to other real estate                                                          (81)
            Capitalized costs of former bank premises                                                            (6)
            Proceeds from sale of other real estate                                                             197
                                                                                          --------         --------
                      Net cash (used in) provided by investing
                           activities                                                      (38,382)         (17,465)
                                                                                          --------         --------

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                          -------------------------
                                                                                SEPTEMBER 30,
                                                                            1999             1998
                                                                          --------         --------
Cash flow from financing activities

     Net increase in demand, interest-bearing and savings deposits           6,961           12,277
     Net increase in time deposits                                           3,297           13,703
     Net increase in short term borrowing                                    6,161
     Proceeds from ESOP loan
     Proceeds from exercise of stock options                                   520              885
     Payment of cash dividends                                                                 (335)
     Reacquisition of common stock
                                                                          --------         --------
                      Net cash (used in) provided by financing
                           activities                                       16,939           26,530
                                                                          --------         --------

                      Increase (decrease) in cash and cash
                           equivalents                                     (14,082)          10,268

Cash and cash equivalents at beginning of period                            46,266           29,632
                                                                          --------         --------

Cash and cash equivalents at end of period                                $ 32,184         $ 39,900
                                                                          ========         ========

Supplemental disclosure of cash flow information:

     Cash paid during the period for:
            Interest expense                                              $  6,323         $  3,978
            Income taxes                                                  $  1,090         $    685

     Non cash investing activities
            Real estate acquired through foreclosure                      $     53         $    758
            Net change in unrealized gain (loss) on available
                 for sale securities                                      $ (2,336)        $    287

-

                    WESTERN SIERRA BANCORP and SUBSIDIARIES
                                   FORM 10-Q
                                  (UNAUDITED)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


Item 1      CONSOLIDATED FINANCIAL STATEMENTS

Note 1      INVESTMENT SECURITIES
            (in thousands)

            The amortized cost and estimated market value of investment securities at September 30, 1999 and December 31, 1998 consisted of the following:

            AVAILABLE FOR SALE


                                                                                  September 30, 1999
                                                          ------------------------------------------------------------------
                                                                              GROSS              GROSS             ESTIMATED
                                                          AMORTIZED         UNREALIZED         UNREALIZED           MARKET
                                                            COST              GAINS              LOSSES             VALUE
                                                          ------------------------------------------------------------------
            US Treasuries
            US Government agencies                        24,782                  2                (742)             24,042
            Obligations of states and
                 political subdivisions                   16,146                 30              (1,048)             15,128
            Government guaranteed mortgage
                 backed securities                         3,260                  2                (183)              3,079
            Corporate debt                                 3,808                                    (63)              3,745
            Federal Reserve Bank Stock                       212                                                        212
            Federal Home Loan Bank Stock                     720                                                        720
            Pacific Coast Builders Bank Stock                225                                                        225
            Minority interests in other banks                129                                                        129
                                                          -----------------------------------------------------------------
                                                          49,282                 34              (2,036)             47,280
                                                          =================================================================


                                                                           December 31, 1998
                                                       -------------------------------------------------------------------
                                                                            GROSS                GROSS           ESTIMATED
                                                       AMORTIZED          UNREALIZED          UNREALIZED          MARKET
                                                         COST               GAINS               LOSSES             VALUE
                                                       -------------------------------------------------------------------
            US Treasuries                              $   499             $     1              $                  $   500
            US Government agencies                      26,256                 155                  (35)            26,376
            Obligations of states and
                 political subdivisions                 15,306                 232                 (172)            15,366
            Government guaranteed mortgage
                 backed securities                       8,452                  27                  (44)             8,435
            Corporate debt                               4,052                  23                  (11)             4,064
            Federal Reserve Bank Stock                     212                                                         212
            Federal Home Loan Bank Stock                   576                                                         576
            Pacific Coast Builders Bank Stock               75                                                          75
                                                       -------------------------------------------------------------------
                                                       $55,428             $   438              $  (262)           $55,604
                                                       ===================================================================

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


            HELD TO MATURITY:

                                                                                  September 30, 1999
                                                        --------------------------------------------------------------------
                                                                                 GROSS              GROSS          ESTIMATED
                                                             AMORTIZED         UNREALIZED         UNREALIZED         MARKET
                                                               COST              GAINS              LOSSES           VALUE
                                                        --------------------------------------------------------------------
            US Government agencies                              1,000                                  (18)              982
            Obligations of states and
                 political subdivisions                         1,060                                  (30)            1,030
            Government guaranteed mortgage
                 backed securities                                 42                 1                                   43
                                                        --------------------------------------------------------------------
                                                                2,102                 1                (48)            2,055
                                                        ====================================================================


                                                                                December 31, 1998
                                                             --------------------------------------------------------
                                                                            GROSS            GROSS         ESTIMATED
                                                             AMORTIZED    UNREALIZED       UNREALIZED        MARKET
                                                               COST         GAINS            LOSSES          VALUE
                                                             --------------------------------------------------------
            US Government agencies                            1,000               13                            1,013
            Obligations of states and
                 political subdivisions                         835               20                              856
            Government guaranteed mortgage
                 backed securities                               53                2                               55
                                                             --------------------------------------------------------
                                                              1,888               35               0            1,923
                                                             ========================================================

            There were no sales or transfers of held to maturity investment securities for the nine months ended September 30, 1999 and 1998, respectively.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


Note 2      LOANS AND LEASES

            Outstanding loans and leases are summarized below:
                               (in thousands)


                                                             September 30,           December 31,
                                                                  1999                  1998
                                                             -------------          -------------
            Commercial                                       $      29,214          $      30,580
            Real estate-mortgage                                   111,314                 91,244
            Real estate-construction                                44,156                 19,382
            Lease financing                                          1,795                  1,383
            Installment                                              3,215                  5,323
            Agricultural                                            17,695                 16,268
                                                             -------------          -------------
                                                                   207,389                164,180
            Loans held for sale                                      1,792                  4,481
                                                             -------------          -------------
                 Total loans                                       209,181                168,661

            Deferred loans and lease origination
            fees and costs, net                                       (533)                  (406)
            Allowance for loan and lease losses                     (2,762)                (2,431)
                                                             -------------          -------------

            Total                                            $     205,886          $     165,824
                                                             =============          =============


            Changes in the allowance for loan and lease losses were as follows:


                                                              NINE MONTHS ENDED                  YEAR ENDED
                                                                SEPTEMBER 30,                   DECEMBER 31,
                                                          1999                 1998                 1998
                                                        ---------            ---------          -----------
            Balance, beginning of year                  $   2,431            $   2,624            $   2,624
            Provision charged to operations                   430                  625                  776
            Losses charged to allowance                      (196)                (812)              (1,045)
            Recoveries                                         97                   44                   76
                                                        ---------------------------------------------------
            Balance, period end                         $   2,762            $   2,481            $   2,431
                                                        ===================================================


            The recorded investment in loans that were considered to be impaired totaled $954,761 and $1,128,900 at September 30, 1999 and December 31, 1998, respectively. The allowance for loan losses for these loans at September 30, 1999 and December 31, 1998 was $293,700 and $293,700, respectively. The average investment in impaired loans for the nine month period ended September 30, 1999 and the year ended December 31, 1998 was $1,085,600 and $1,666,300 respectively. The Company recognized $35,000 in interest income on impaired loans during the nine months ended September 30, 1999. Interest income of $11,059 on the impaired loans was recognized during the prior year.

            At September 30, 1999 and December 31, 1998, nonaccrual loans totaled $954,761 and $1,405,800, respectively. Interest foregone on nonaccrual loans totaled $70,986 and $63,283 for the nine months ended September 30, 1999 and 1998 respectively.

            Salaries and employee benefits totaling $570,222 and $530,272 have been deferred as loan and lease origination costs during the nine month periods ended September 30, 1999 and 1998, respectively.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 3      SHAREHOLDER'S EQUITY

            EARNINGS PER SHARE

            A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:


                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              NUMBER OF
            FOR THE THREE MONTH                              NET                SHARES                 PER
              PERIODS ENDED                                 INCOME            OUTSTANDING             SHARE
                                                         (in thousands)
            ---------------------------------------      ----------------------------------------------------
            September 30, 1999

            Basic earnings per share                     $     755             2,405,982             $    0.31

            Effect of dilutive stock options                                     178,774

                                                         -----------------------------------------------------

            Diluted earnings per share                   $     755             2,584,756             $    0.29
                                                         =====================================================


            September 30, 1998

            Basic earnings per share                     $     575             2,291,677             $    0.25

            Effect of dilutive stock options                                     109,940
                                                         -----------------------------------------------------
            Diluted earnings per share                   $     575             2,401,617             $    0.24
                                                         =====================================================

             FOR THE NINE MONTH
              PERIODS ENDED

            ---------------------------------------      -----------------------------------------------------
            September 30, 1999

            Basic earnings per share                     $   2,003             2,372,733             $    0.84

            Effect of dilutive stock options                                     183,523
                                                         -----------------------------------------------------
            Diluted earnings per share                   $   2,003             2,556,256             $    0.78
                                                         =====================================================

            September 30, 1998

            Basic earnings per share                     $   1,430             2,232,271             $    0.52

            Effect of dilutive stock options                                     128,048

                                                         -----------------------------------------------------
            Diluted earnings per share                   $   1,430             2,360,319             $    0.51
                                                         =====================================================


            OTHER SHAREHOLDER'S EQUITY                                September 30,      December 31,
            Other shareholder's equity is composed of:                   1999                1998
                                                                         ----                ----
            Retained earnings                                         $ 12,347              $ 10,384
            Unearned ESOP shares                                      $   (311)
            Accumulated other comprehensive income (loss)             $ (1,309)                  115
                                                                      ------------------------------
                 Total                                                $ 10,727              $ 10,499
                                                                      ==============================

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


Note 4      COMPREHENSIVE INCOME

            Effective January 1, 1998, the company adopted Statement of Financial Accounting Standard No.130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes new rules for reporting and display of comprehensive income and its components. For example, SFAS 130, requires unrealized gains and losses on the Company's available for sale investment securities to be included in other comprehensive income. An analysis of comprehensive income follows:


                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           1999                1998
                                                                                           ----                ----
            Net income                                                                   $ 2,003              $ 1,430
            Other comprehensive loss, net of tax:
                 Unrealized loss on available for sale investment securities             $(1,426)                 312
                                                                                         ----------------------------
                               Total comprehensive income                                $   577              $ 1,742
                                                                                         ============================


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         1999             1998
                                                                                         ----             ----
            Net income                                                                    769              575
            Other comprehensive loss, net of tax:
                 Unrealized loss on available for sale investment securities             (486)             364
                                                                                         ---------------------
                               Total comprehensive income                                $283             $939
                                                                                         =====================


Note 5      NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, Statement No. 137 was issued which delayed the effective date of SFAS 133 one year to fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS 133 will have a significant impact on its financial position and results of operation when implemented.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            Certain matters discussed or incorporated by reference in the Quarterly Report on Form 10Q are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described herein. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company.

            FINANCIAL CONDITION

            TOTAL ASSETS-Total assets increased by 5.96% to $307.9 million at September 30, 1999 from $290.6 million at December 31, 1998. This is the first quarter of asset growth after two quarters of decline. The major decline in the first quarter was due primarily to two title company customers with unusually large year end deposits and the subsequent draw downs in the first quarter. The Bank, knowing these deposits to be temporary in nature, invested in Federal Funds Sold and was therefore able to fund the draw down without effecting its overall investment program. The second quarter decline was a minimal 0.20%. The third quarter growth was due to an increase in overall deposits that is a reflection of growing economy in the area serviced. In addition, the company used short term borrowing to finance loan growth.

            NET LOANS-Net loans totaled $205.9 million at September 30,1999, representing a 75.15% loan to deposit ratio, compared to net loans of $161.3 million at December 31,1998, representing a $61.2% loan to deposit ratio. Management anticipates continued loan growth throughout the remainder of the year.

            ALLOWANCE FOR LOAN LOSSES-The provision for loan losses corresponds directly to the level of allowance that management deems adequate to offset potential loan losses. Among the factors used in determining the adequacy of the allowance are current economic conditions, the mix of the loan portfolio, past loan experience and such other micro and macro economic factors as deserve recognition in estimating potential loan losses. The allowance represents 1.33% of loans outstanding at the end of the third quarter.

            RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 1999

            INTEREST INCOME-Interest income continued to increase on a quarterly basis this year and exceeds that earned in the same quarter of the prior year. Quarterly interest this year was $5.53 million third quarter, $5.12 million second quarter and $5.03 million first quarter. Although the earning asset base continues to expand, market forces are keeping interest rates low. Interest this quarter exceeded the same quarter prior year by $0.30 million or 5.81%. The primary reason for the continued growth is the shift of earning assets from lower yielding investments into higher yielding loans.

            INTEREST EXPENSE-Interest expense has decreased this year because of these same market forces. Interest expense decreased 4.70% to $1.95 million for the quarter from $2.04 million for same quarter prior year. This decrease occurred in spite of an increase in deposits of $26.9 million from $247.08 million one year ago. Interest rate paid is the primary factor.

            NON-INTEREST INCOME-Non-interest income decreased 19.4% to $759 thousand for the quarter ended September 30, 1999 from $942 thousand for the same quarter prior year. The decrease was primarily due to a decrease in the gains on the sale and packaging of loans by the mortgage department. This decrease is due to an increase in interest rate and a decrease in the number of loans refinanced.

            LIQUIDITY-The companies bank subsidiaries have an asset and liability management program allowing them to monitor and maintain interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity at each bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale. In addition, the banks subsidiaries maintain lines of credit with several correspondent banks and a line at the Federal Reserve. At December 31, 1998 the bank subsidiaries had no outstanding balances on these credit lines. At September 30, 1999 one subsidiary had borrowed $6 million against the Federal Home Loan Bank line of credit.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

            ALLOWANCE FOR LOAN LOSSES-The allocation to the Allowance for Loan Losses was $115 thousand compared to $235 thousand for the same period the prior year. It is the opinion of management that the allocation is adequate because of a 71% drop in the number and amount of problem loans.

            OTHER EXPENSES-Other expenses increased from $3.002 million in the third quarter of 1998 to $3.088 million this quarter, an increase of 2.86%. This increase is well within the anticipations of management and appears to be mostly timing when examined within the confines of year to date which has only increased 0.4% over the same period the prior year.

            NET INCOME-Net income for the current quarter was $755 thousand compared to $575 thousand for the same quarter prior year.

            RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

            INTEREST INCOME-Interest income increased 5.68% to $15.68 million for the nine months ended September 30, 1999 from $14.83 million for the same period the prior year. The increase was due to an overall increase in earning assets and a movement away from lower yielding to higher yielding investments and an overall increase in loan volume.

            INTEREST EXPENSE-Interest expense decreased 3.46% to $5.6 million for the year to date from $5.8 million for the same period the prior year. This decrease is a reflection of the overall market conditions. The deposit base has grown from $247.1 million at September 30, 1998 to $274.0 million at the statement date. The overall mix of deposits has changed however from 77.7% to 73.2% interest bearing verses non-interest bearing.

            OTHER INCOME-Other income has decreased 14.5% overall from $2.76 million for the first nine months of 1998 to $2.36 million the current year. This decrease was a result of the previously mentioned mortgage loan activity decrease, other service charges and fees have netted an overall decease of $35 thousand.

            ALLOWANCE FOR LOAN LOSSES-The allocation to the allowance for loan losses for the nine months just ended was $430 thousand compared to $625 thousand for the same period in 1998. Net loss for the nine months just ended was $99 compared to a net loss of $786 the prior nine month period. See previous comment on improved quality of loan portfolio.

            OTHER EXPENSES-Other expenses showed a minimal net increase of 0.41%.

            NET INCOME-Net income for nine months totaled $2.00 million compared to prior year to date total of $1.43 million.

            LIQUIDITY

            The Company's bank subsidiaries have a combined asset and liability management program allowing them to monitor and maintain interest margins during times of both raising and falling interest rates and to maintain sufficient liquidity. Liquidity at each bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and loans available-for sale. In addition the bank subsidiaries maintain lines of credit with several correspondent banks and lines of credit with the Federal Reserve Bank. At September 30, 1999 total borrowing against the Federal Home Loan Bank line of credit was $6 million compared no borrowing at prior year end.

            CAPITAL RESOURCES

            Total shareholder's equity accounts of the Company increased to $24.9 million from $23.9 million at prior year end, December 31, 1998. The change was due to retaining the $2.00 million in earnings from the nine month period, a change in the effect of the unrealized gain (loss) on available-for-sale securities of ($1.31) million, additional paid in capital of $744 thousand, unearned ESOP shares of ($311) thousand.

            The Bank Subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt and corrective action, the Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting and other factors.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

            The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following to determine that a bank meets the highest capital standards and is a "well capitalized" institution:


                                                      September 30,        December 31,
                                                          1999                1998
                                                          ----                ----
            Total Risk-Based Capital Ratio

                 Regulatory Requirement                   10.0%               10.0%
                 Bank Ratio                               11.8%               12.0%
            Tier 1 Risk based Capital Ratio

                 Regulatory Requirement                    6.0%                6.0%
                 Bank Ratio                               10.7%               10.8%
            Leverage Ratio

                 Regulatory Requirement                    5.0%                5.0%
                 Bank Ratio                                8.1%                8.1%


            As noted in the above schedule, the Company and its bank subsidiaries meet all the regulatory capital requirements of a "well capitalized" institution.

            YEAR 2000 READINESS DISCLOSURE-The "year 2000 issue" (Y2K) relates to the fact that many computer programs use only two digits to represent a year, which means that in the year 2000 such programs could incorrectly treat that year as the year 1900. This issue has grown in importance as the use of computers and microchips has become more pervasive throughout the economy. The issue is a business problem, not simply a computer problem, because its effects could ripple through the economy. The Bank could be materially and adversely affected either directly or indirectly by the Y2K issue. This could happen if any of its critical computer systems or equipment containing preprogrammed computer chips fail, if the local infrastructure fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are adversely impacted by their internal systems or those of their customers or suppliers. Failure to complete testing and renovation of critical systems on a timely basis could have a material adverse effect on the Bank, as could Y2K problems faced by the Bank's customers.

            Federal banking regulators have the responsibility of determining if each institution has an effective plan for identifying, renovating, testing and implementing solutions for their Y2K processing and coordinating these capabilities with its customers, vendors and payment system partners. These same regulators are also required to assess the soundness of a bank's internal controls and to identify if further corrective action may be necessary to assure an appropriate level of attention to Y2K processing capabilities.

            The Bank has a written plan to address the risk's associated with the impact of Y2K. The plan directs the compliance efforts under the framework of a five step program mandated by the Federal Financial Institutions Examination Council (FFIEC). The program consists of five phases; awareness, assessment, renovation, validation and implementation. The awareness, assessment, validation and implementation phases are 100% complete as to mission critical systems. The "Business Resumption Contingency Plan" is complete through the simulation phase and operational training is scheduled before November 30, 1999. Overall project status is 82% complete as of September 30,1999.

            The Bank is utilizing both internal and external resources to identify, correct, and test its systems for Y2K compliance. It has identified 57 vendors and 52 software applications that management has determined are material to operations. Based on test results and information received from vendors, it is believed that 94% of such vendors are now Y2K compliant. Testing of the critical system applications for the core banking product provided by the primary vendor are complete. It was successfully retested in January, 1999 and completely verified by February 5, 1999.

            The Bank has identified 13 vendors that apparently will not be Y2K compliant by November 1, 1999. Of these vendors, six have been identified as 90% compliant. All remaining vendors are not material to bank operations and have been included in the contingency plan for possible replacement.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

            The Bank is making efforts to ensure that its customers, and in particular its significant customers, are aware of the Y2K problem. The Bank has sent Y2K correspondence to its significant deposit and loan customers.

            A customer is deemed significant if they have:

              * Total deposits of $250,000 or more.

              * Total indebtedness to the bank of $250,000 or more.

            A significant customer is deemed to have potential Y2K problems if they:

              * Have a business that is dependent on the use of high technology and/or the electronic exchange of information.

              * Have a business dependent on third party providers of data processing services or products.

              * Have their loans secured by collateral which could become impaired by Y2K problems.

              * Have unsecured lines of credit that can be drawn at will.

            The Bank has modified its credit authorization documentation to include of the Y2K problem. Significant customers are evaluated for Y2K readiness and assigned an overall assessment of "high", "medium" or "low" risk. Risk evaluation was completed December 31,1998 and revised during the second and third quarter of 1999. Any significant customer deemed to have a high or medium risk is scheduled for reevaluation every ninety days until they reduce their risk level to low. Six loan customers with loans totaling $1.3 million are considered high risk and closely monitored for progress. All significant customers are deemed low risk with the exception of the aforementioned six.

            Because of the multiplicity of potential Y2K related problems it is impossible to determine the total potential costs in a worst-case scenario. In order to deal with the uncertainty associated with Y2K related problems the bank has developed a contingency plan. The contingency plan includes manual processing of information for critical information technology systems and increased cash on hand. The contingency plans were completed prior to June 30, 1999 and the appropriate implementation training took place prior to September 30, 1999.

            As of September 30, 1999, the Bank has incurred approximately $115,000 in Y2K related costs. Total Y2K costs are estimated to be $259,000. This estimate does not include the cost of internal staff time to test program changes. Testing is not expected to add significant costs to the program.

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

            PART II-OTHER INFORMATION

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

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibit 27 - Financial Data Schedule

            (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1999

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                                    FORM 10-Q
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the behalf by the undersigned thereunto duly authorized.


                                          WESTERN SIERRA BANCORP

                                          /s/  Gary Gall

                                          -------------------------------------
         Dated, November 11, 1999         Gary Gall
                                          President and
                                          Chief Executive Officer

                                          /s/ Lesa Fynes

                                          -------------------------------------
                                          Lesa Fynes
                                          Chief Financial Officer