Form 10KSB
period 1999-12-31
WESTERN SIERRA BANCORP
filed 2000-03-30
CIK 1072688

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _________

                             WESTERN SIERRA BANCORP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

California                                             68-0390121
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

3350 Country Club Drive, Cameron Park, California      95682
-------------------------------------------------      ----------
(Address or principal executive offices)               (Zip code)

Issuer's telephone number (530) 677-5600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X   NO
                                                              -----    -----

Check if no disclosure of delinquent fliers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $24,617,000
                                                         -----------

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 28, 2000: $21,225,341.

State the number of shares of Common Stock outstanding as of March 28, 2000:
2,522,409.

Documents Incorporated by Reference:                   Part of Form 10-KSB
-----------------------------------                    -------------------
NONE

Transitional Small Business Disclosure Format (Check one): YES       NO   X
                                                               -----    -----

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I

ITEM 1 -   DESCRIPTION OF BUSINESS                                                1-5

ITEM 2 -   DESCRIPTION OF PROPERTY                                                5-6

ITEM 3 -   LEGAL PROCEEDINGS                                                        6

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      6

PART II

ITEM 5 -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS               6-7

ITEM 6 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                             7-23

ITEM 7 -   FINANCIAL STATEMENTS                                                    24

ITEM 8 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                25

PART III

ITEM 9 -   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    25-27

ITEM 10 -  EXECUTIVE COMPENSATION                                               28-31

ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       32-33

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          34

ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K                                        34

SIGNATURES                                                                      35-36

INDEX OF EXHIBITS                                                                  37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL. Western Sierra Bancorp (Western Sierra) was incorporated under the laws of the State of California on July 11, 1996. Western Sierra was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of Western Sierra Common Stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders. In April 1999, Western Sierra acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. Western Sierra is a registered bank holding company under the Bank Holding Company Act. Western Sierra conducts its operations at 3350 Country Club Drive, Suite 202, Cameron Park, California 95682.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and its deposits are insured to the maximum amount permitted by law by the FDIC. Western Sierra National Bank's head office is located at 4011 Plaza Goldorado Circle, Cameron Park, California and its branch offices are located at 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3919 Park Drive, El Dorado Hills, 571 5th Street, Lincoln, and 1900 Point West Way, Suite 270, Sacramento. Western Sierra National Bank does not have any affiliates or subsidiaries, other than Roseville 1st National Bank and Lake Community Bank.

Roseville 1st National Bank was founded in 1983 as Countryside Thrift and Loan (Countryside). Countryside operated as an industrial loan company until its conversion to a national bank in 1992. On July 1, 1992, Countryside converted to a national bank. Roseville 1st National Bank is a member of the Federal Reserve System and its deposits are insured to the maximum amount permitted by law by the FDIC. Roseville 1st National Bank's head office is located at 1801 Douglas Boulevard, Roseville, California and its branch office is located at 6951 Douglas Boulevard, Granite Bay, California. Roseville 1st National Bank does not have any affiliates or subsidiaries, other than Western Sierra National Bank and Lake Community Bank. Western Sierra has filed an application to merge Roseville 1st National Bank into Western Sierra National Bank.

Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984. Lake Community Bank commenced operations as a California state-chartered bank on November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Lake Community Bank engages in the general commercial banking business in Lake County in the State of California from its headquarters banking office located at 805 Eleventh Street, Lakeport, California, and its branch located at 4280 Main Street, Kelseyville, California. Lake Community Bank does not have any affiliates or subsidiaries, other than Western Sierra National Bank and Roseville 1st National Bank.

BANKING SERVICES. Western Sierra is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Lakeport and its surrounding communities. Western Sierra's primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in Western Sierra's primary service areas and local businesses, including retail, professional and real estate-related activities in those service areas.

Western Sierra offers a broad range of services to individuals and businesses in its primary service area with an emphasis upon efficiency and personalized attention. Western Sierra provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of Western Sierra's subsidiary banks offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and computer cash management with plans to institute PC Banking during 2000. Western Sierra's subsidiary banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, Small Business Administration, office equipment, leasehold improvement and installment loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers' checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offers other customary commercial banking services.

Most of Western Sierra's deposits are obtained from commercial businesses, professionals and individuals. At December 31, 1999, Western Sierra National Bank had a total of 6,642 accounts consisting of demand deposit, NOW and money market accounts with an average balance of approximately $8,902; 3,133 savings accounts with an average balance of approximately $2,623; time certificates of $100,000 or more with an average balance of approximately $208,022; and other time deposits with an average balance of approximately $22,262. At December 31, 1999, Roseville 1st National Bank had a total of 1,759 accounts consisting of demand deposit, NOW and money market accounts with an average balance of approximately $20,566; 907 savings accounts with an average balance of approximately $1,106; time certificates of $100,000 or more with an average balance of approximately $191,872; and other time deposits with an average balance of approximately $25,027. At December 31, 1999, Lake Community Bank had a total of 4,215 accounts consisting of demand deposit, NOW and money market accounts with an average balance of approximately $5,951; 2,861 savings accounts with an average balance of approximately $4,045; time certificates of $100,000 or more with an average balance of approximately $113,903; and other time deposits with an average balance of approximately $23,220. None of Western Sierra's subsidiary banks has obtained any deposits through deposit brokers and there is no present intention of using brokered deposits. There is no concentration of deposits or any customer with 5% or more of any of the subsidiary banks' deposits other than one locally-owned title company which represents 5.85% of Western Sierra National Bank's deposits.

Other special services and products include economy personal and business checking products, computer cash management products and mortgage products and services.

EMPLOYEES. At December 31, 1999, Western Sierra and its subsidiaries employed 155 persons on a full-time equivalent basis. Western Sierra believes its employee relations are excellent.

LEGAL PROCEEDINGS. From time to time, Western Sierra and/or it subsidiary banks is a party to claims and legal proceedings arising in the ordinary course of business. Western Sierra's management is not aware of any material pending litigation proceedings to which either it or any of its subsidiary banks is a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of Western Sierra taken as a whole.

SUPERVISION AND REGULATION. Western Sierra is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA), and is registered as such with and is subject to the supervision of the Board of Governors of the Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB's approval is also required for the merger or consolidation of bank holding companies.

Western Sierra is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine Western Sierra and each of its subsidiaries, as well as any arrangements between Western Sierra and any of its subsidiaries, with the cost of any such examination to be borne by Western Sierra.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate; provided that the aggregate amount of the above transactions of the bank and its subsidiaries does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as that term is defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Further, Western Sierra and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

A bank holding company is prohibited from itself engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to the prohibition is for activities found by the FRB by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

Federal Reserve Regulation Y sets out those activities which are regarded as closely related to banking or managing or controlling banks, and thus, are permissible activities that may be engaged in by bank holding companies subject to approval in individual cases by the FRB. Most of these activities are now permitted for national banks. There has been litigation challenging the validity of certain activities authorized by the FRB for bank holding companies, and the FRB has various regulations in this regard still under consideration. The future scope of permitted activities is uncertain.

Western Sierra National Bank and Roseville 1st National Bank are subject to primary supervision, examination and regulation by the Comptroller and are also subject to applicable regulations of the FDIC and the FRB, and in addition the provisions of California law, insofar as they are not preempted by federal banking law. Lake Community Bank is subject to primary supervision, examination and regulation by the California Department of Financial Institutions and the FDIC and is subject to applicable regulations of the FRB. The deposits of all three financial institutions are insured by the FDIC to applicable limits. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the subsidiary banks' businesses are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the subsidiary banks. Federal and California statutes and regulations relate to many aspects of the banks' operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, branching, capital requirements and disclosure obligations to depositors and borrowers. The Comptroller regulates the number and locations of the branch offices of a national bank, but may only permit a national bank to maintain branches in locations and under the conditions imposed by state laws upon state banks. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks, including national banks, from California usury laws.

IMPACT OF MONETARY POLICIES. The earnings and growth of Western Sierra are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Company are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United State Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve's actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

RECENT AND PROPOSED LEGISLATION. The operations of Western Sierra are subject to extensive regulation by federal, state and local governmental authorities and are subject to the various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Western Sierra believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the business of Western Sierra is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Most recently, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and bank industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC, Office of the Comptroller of the Currency) among others, are currently drafting regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on the Company is impossible to predict.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nations' financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic person information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

Western Sierra intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and intends to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

CONSUMER PROTECTION LAWS AND REGULATIONS. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. Western Sierra is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The four point rating scale ranges from a high of "outstanding" to a low of "substantial noncompliance."

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful was so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory concern related to compliance with CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local community.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activity, which was subsequently amended by SFAS 137 to delay the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not believe that the adoption of SFAS 133 will have a significant impact on its financial position and results of operations when implemented.

OTHER. Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the FDIC and the DFI may affect the business of the Company. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business or the Company

OTHER INFORMATION CONCERNING THE COMPANY. The Company holds no material patents, trademarks, licenses, franchises or concessions.

No expenditures were made by the Company since inception on material research activities relating to the development of services or the improvement of existing services. Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES. Western Sierra and Western Sierra National Bank own the real property located at 4011 Plaza Goldorado Circle, Cameron Park, California. The building situated on the property consists of 6,842 square feet and houses the head office, note department and mortgage division of Western Sierra National Bank.

Western Sierra and Western Sierra National Bank also own the real property located at 3970 J Missouri Flat Road, Placerville, California. The building situated on the property consists of approximately 3,707 square feet and houses the West Placerville branch office of Western Sierra National Bank.

Western Sierra and Western Sierra National Bank also own the real property located at the corner of Park Drive and El Dorado Hills Boulevard, El Dorado Hills, California. The building to be completed on the property will consist of approximately 7,000 square feet and will house the El Dorado Hills branch office of Western Sierra National Bank.

Western Sierra also owns the additional property adjacent to Western Sierra National Bank's executive and head offices at 4011 Plaza Goldorado Circle. It is Western Sierra's intention to construct a new administrative building on this site. It is anticipated that construction will begin in the third quarter of 2000.

Western Sierra and Roseville 1st National Bank own the real property located at 1801 Douglas Boulevard, Roseville, California. The building situated on the property consists of 7,960 square feet and houses the executive and head offices of Roseville 1st National Bank.

Western Sierra and Lake Community Bank own Lake Community Bank's headquarters office located at 805 Eleventh Street, Lakeport, California. The headquarters office is built on 47,188 square feet of land.

Western Sierra and Lake Community Bank also own the modular building which housed Lake Community Bank's former headquarters banking office. This building with the addition now consists of approximately 4,027 square feet of interior space. Western Sierra and Lake Community Bank have sublet this space.

Western Sierra leases the premises of its head office located at 3350 Country Club Drive, Suite 202, Cameron Park, California. The lease is presently for a term expiring May 31, 2001. The office space consists of approximately 2,400 square feet.

Western Sierra and Western Sierra National Bank lease the premises of Western Sierra National Bank's Placerville branch office located at 1450 Broadway, Placerville, California. The lease is presently for a term expiring June 30, 2002. The office space at this branch consists of approximately 6,500 square feet.

Western Sierra and Western Sierra National Bank lease the premises of Western Sierra National Bank's Pollock Pines branch office located at 2661 Sanders Drive, Pollock Pines, California. The premises are leased for a term expiring on July 31, 2000. The office space at this branch consists of approximately 1,520 square feet.

Western Sierra and Western Sierra National Bank lease the premises of Western Sierra National Bank's Lincoln branch office located at 571 5th Street, Lincoln, California. The premises are leased for a term expiring on September 30, 2002. The office space of this branch consists of approximately 5,500 square feet.

Western Sierra and Western Sierra National Bank lease the premises of Western Sierra National Bank's Point West branch at 1900 Point West Way, Suite 270, Sacramento, California. The premises are leased for a term expiring on March 31, 2000. The office space at this site consists of approximately 2,450 square feet.

Western Sierra and Western Sierra National Bank lease the premises of Western Sierra National Bank?s current El Dorado Hills branch office located at 3840 El Dorado Hills Boulevard, El Dorado Hill, California. The premises are leased for a term expiring on August 13, 2003. The office space at this site consists of approximately 2,000 square feet. When Western Sierra National Bank moves to its new office which is currently being built, Western Sierra National Bank will sublease these premises.

Western Sierra and Roseville 1st National Bank lease the premises of Roseville 1st National Bank's Granite Bay branch office located at 6951 Douglas Boulevard, Granite Bay, California. The lease is presently for a term expiring July 1, 2000. The office space at this branch consists of approximately 1,400 square feet.

Western Sierra and Lake Community Bank lease the premises of Lake Community Bank's Kelseyville branch office located at 4280 Main Street, Kelseyville, California. The lease is presently for a term expiring December 18, 2003. The office space at this branch consists of approximately 2,140 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Western Sierra and/or its subsidiary banks are a party to claims and legal proceedings arising in the ordinary course of business. Western Sierra Bancorp's management is not aware of any material pending litigation proceedings to which either it or any of its subsidiary banks is a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of Western Sierra Bancorp taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of the security holders during the forth quarter of the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

Western Sierra common stock is listed on the NASDAQ National Market under the symbol WSBA. Management of Western Sierra is aware that the San Francisco office of Hoefer & Arnett, Incorporated, Sutro & Co., Dean Witter, Paine Webber, Prudential, Resource Trust, 1st National Bank, Solomon Booth, Northern Trust, Philadep, South West, Midwest & Co., Schwab, Edward D. Jones, Donaldson, Old Discount Brokerage and CEDE handle trades in Western Sierra common stock (the "Western Sierra securities dealers").

The following table shows the high and low bid quotations for Western Sierra common stock, as reported by Western Sierra securities dealers during the calendar quarters for the years 1999 and 1998. These quotations reflect the price that would be received by the seller, without retail mark-up, mark-down or commissions and may not have represented actual transactions:

                                             Bid Prices
                                        ---------------------       Quarter
            Quarter                      High           Low         Volume
        ----------------                -------       -------       -------
        4th Quarter 1999                $ 14.25       $ 11.50       166,416
        3rd Quarter 1999                $15.125       $11.786       197,254
        2nd Quarter 1999                $ 16.00       $ 12.50        78,100
        1st Quarter 1999                $ 16.75       $ 15.50        38,100

        4th Quarter 1998                $ 19.00       $ 16.00        20,500
        3rd Quarter 1998                $ 20.25       $ 15.00        35,707
        2nd Quarter 1998                $ 21.00       $ 18.50        72,806
        1st Quarter 1998                $ 19.50       $ 17.25        46,976

As of March 15, 2000, the outstanding shares of Western Sierra common stock were held by approximately 1,293 record holders.

DIVIDENDS

Western Sierra shareholders are entitled to receive dividends when and as declared by its board of directors, out of funds legally available therefor, as provided in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if its retained earnings immediately prior to the dividend payout at least equal the amount of the proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution if it meets both the "quantitative solvency" and the "liquidity" tests, as set forth in the California General Corporation Law. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1-1/4 times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, then current assets must equal at least 1-1/4 times current liabilities.

Western Sierra paid stock dividends of 7% per share on April 17, 1995, 4% per share on October 20, 1995, 6% per share on April 30, 1997, 10% per share on October 20, 1997 and 5% per share on November 1, 1999.

The amount and payment of dividends by Western Sierra are set by Western Sierra's Board of Directors with numerous factors involved including Western Sierra's earnings, financial condition and the need for capital for expanded growth and general economic conditions. While it is anticipated that Western Sierra will continue to declare stock dividends based upon the recommendations of the Board of Directors of Western Sierra, there can be no assurance that such dividends will occur. Under the definitive merger agreement with Sentinel Community Bank discussed on page 8, Western Sierra has agreed that it will not declare or pay any dividend on its shares of Western Sierra common stock, other than regular cash dividends consistent with past practices. This restriction would no longer be applicable in the event the merger is not approved by the shareholders, and will not restrict Western Sierra's ability to pay dividends following the merger.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS ARE PRESENTED TO ASSIST IN THE UNDERSTANDING OF THE FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS OF WESTERN SIERRA BANCORP AND ITS SUBSIDIARIES ("WESTERN SIERRA," EXCEPT WHEN THE CONTEXT REQUIRES OTHERWISE). THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES APPEARING ELSEWHERE HEREIN.

WESTERN SIERRA HAS THREE WHOLLY OWNED SUBSIDIARY BANKS, WESTERN SIERRA NATIONAL BANK, ROSEVILLE 1st NATIONAL BANK AND LAKE COMMUNITY BANK, WHICH ARE COLLECTIVELY REFERRED TO AS THE "SUBSIDIARY BANKS".

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industrial conditions; changes in interest rates and deposit rates; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for Western Sierra's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; system conversion costs; costs associated with new buildings; acquisitions; risks, realization of cost savings, changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

Such forward-looking statements speak only as of the date on which such statements are made. Western Sierra undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by Western Sierra with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of Western Sierra which are not statements of historical fact constitute forward-looking statements.

MERGERS

The mergers with Roseville 1st National Bank and Lake Community Bank, completed on April 30,1999, were accounted for as a pooling-of-interests and accordingly Western Sierra's historical consolidated financial statements have been restated to include the accounts and results of operation of the two merged banks as if the merger had been effective as of the earliest period presented.

Western Sierra's acquisitions are discussed in further detail in Note 2 of the audited financial statements and notes thereto appearing elsewhere herein.

On December 27, 1999, Western Sierra signed a definitive agreement to merge with Sentinel Community Bank ("Sentinel"), a $93 million institution headquartered in Sonora, California. The resulting holding company will have approximately $392 million on assets and fourteen branch offices. The stock-for stock merger was valued at approximately $8.5 million as of the announcement date. The merger agreement provides that Sentinel shareholders receive shares of Western Sierra's common stock. This transaction, which is subject to regulatory approvals and the shareholder approval of both companies, will be accounted for using the pooling-of-interests method of accounting and is expected to close in the second quarter of 2000.

FINANCIAL CONDITION

1999 COMPARED TO 1998

Total assets at December 31,1999 were $299.3 million, an increase of $8.7 million, or 3.0%, over total assets of $290.6 million at December 31, 1998. Loans were $213.9 million, an increase of $49.7 million or 30.3%, over total loans of $164.2 million at December 31, 1998. Loan growth was the result of increased marketing efforts and economic growth in the greater Sacramento area. Federal funds sold and investment securities were $52.6 million, a decrease of $39.1 million, or 42.6%, from total federal funds sold and investment securities of $91.7 million at December 31, 1998.

Total deposits at December 31, 1999 were $265.4 million, an increase of $1.7 million, or 0.6%, over total deposits of $263.7 million at December 31, 1998. Most of the deposit growth occurred in the money market deposits and certificates of deposit over $100,000. Money market deposits grew $5.9 million, or 22.9% during 1999. Growth in certificates of deposit over $100,000 was $2.8 million or 6.5% during 1999. Savings deposits remained steady and non-interest-bearing deposits decreased from $71.9 million to $63.9 million, a decrease of $8.0 million or 11.2%. Growth in the interest bearing deposit accounts was partly off-set by a decrease in non-interest bearing transaction accounts but the net overall increase was due primarily to the growth in the economy in the area serviced.

Total shareholders equity at December 31, 1999 was $25.5 million, an increase of $1.6 million over total shareholders equity of $23.9 million at December 31, 1998. The increase in equity is due to an increase in retained earnings of $1.1 million for the twelve months ended December 31, 1999, and the exercise of stock options by employees and directors.

1998 COMPARED TO 1997

Total assets at December 31,1998 were $290.6 million, an increase of $45.6 million or 18.6% over total assets of $245.0 million at December 31, 1997. Loans were $164.2 million, an increase of $5.4 million or 3.4% over total loans of $158.8 million at December 31, 1997. Federal funds sold and investment securities were $91.7 million, an increase of $53.3 million or 126.6%, from total federal funds sold and investment securities of $41.3 million at December 31, 1997.

 Total deposits at December 31, 1998 were $263.7 million, an increase of $44.3 million or 20.0% over total deposits of $221.1 million at December 31, 1997. Non-interest bearing deposits increased $31.2 million or 76.7%, the remaining increase was evenly spread over the various interest bearing deposit categories. The overall growth is attributed to the growth in the economy of the area served and unusually large deposit balances by two title company customers totaling $11.3 million.

Total shareholder equity at December 31,1998 was $23.9 million, an increase of $2.3 million over total shareholder equity of $21.6 million at December 31, 1997. The increase in equity was due to an increase in retained earnings of $1.1 million for the twelve months ended December 31, 1998 and the exercise of stock options by employees and directors.

RESULTS OF OPERATIONS

The following is Western Sierra's management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 1999, 1998 and 1997.

INTRODUCTION. This discussion is designed to provide a better understanding of significant trends related to Western Sierra's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It should be read in conjunction with Western Sierra's audited financial statements and notes thereto and the other financial information appearing elsewhere herein.

NET INTEREST INCOME AND NET INTEREST MARGIN. Total interest income increased from $18.9 million in 1997 to $20.0 million in 1998, and to $21.5 million in 1999, representing a 6.0% increase in 1998 over 1997 and a 7.5% increase in 1999 over 1998. The total interest income increases in the periods discussed were primarily the result of growth in Western Sierra's established market areas. Total interest expense increased from $7.3 million in 1997 to $7.9 million in 1998 and decreased to $7.7 million in 1999, representing an 8.2% increase in 1998 over 1997 and a 1.8% decrease in 1999 from 1998. The increase in interest expense from 1997 to 1998 was primarily the result of an increase in the balance of certificates of deposit. The decrease in interest expense in 1999 from 1998 was primarily the result of lower rates paid on certificates of deposit.

Western Sierra's net interest margin (net interest income divided by average earning assets) was 5.82% in 1997, 5.32% in 1998, and 5.37% in 1999. The overall yield on the investment portfolio decreased from 7.36% in 1997 to 6.92% in 1998 and to 6.06% in 1999. During the same periods, the yield on the loan portfolio decreased from 10.26% in 1997 to 9.78% in 1998, and to 9.24% in 1999.

Western Sierra's net interest income increased from $11.6 million in 1997 to $12.1 million in 1998 and to $13.8 million in 1999, representing a 4.6% increase in 1998 over 1997 and a 13.6% increase in 1999 over 1998. The increases in the periods discussed were primarily the result of the overall growth of Western Sierra, with average interest-earning assets increasing 12.6% to $256.9 million in 1999 from $228.3 million in 1998 and 14.5% from $199.3 million in 1997. During these same periods, the net interest margin increased to 5.37% in 1999 from 5.32% in 1998 and decreased from 5.82% in 1997. However, the increase in volume due to Western Sierra's growth from 1997 to 1998 outweighed the decrease in the net interest margin which resulted in the significant growth in net interest income for the same period.

The following table sets forth the changes in interest income and expense attributable to changes in rates and volumes:

ANALYSIS OF CHANGES IN NET INTEREST INCOME.

                                                    Year Ended December 31,
                            ------------------------------------------------------------------------
                                    1999 Versus 1998                       1998 Versus 1997
                            ---------------------------------      ---------------------------------
                                         Change       Change                    Change       Change
                             Total       Due to       Due to        Total       Due to       Due to
(Dollars in thousands)      Change        Rate        Volume       Change        Rate        Volume
                            -------      -------      -------      -------      -------      -------
Federal funds sold          $  (204)     $    93      $  (297)     $   274      $  (158)     $   432
Investment securities           102         (443)         545          699         (196)         895
Loans, gross                  1,607       (1,029)       2,636          151         (776)         927
                            -------      -------      -------      -------      -------      -------
Total interest-earning
  assets                      1,505       (1,279)       2,884        1,124       (1,130)       2,254
                            -------      -------      -------      -------      -------      -------

NOW, MMDA                       133          (23)         156          (51)         (89)          38
Savings                         (15)         (32)          17          (28)         (11)         (17)
Certificates of deposit        (399)        (534)         135          674         (217)         891
Short-term borrowings           137         (104)         241           (1)           1           (2)
                            -------      -------      -------      -------      -------      -------
Total interest- bearing
  liabilities                  (144)        (693)         549          594         (316)         910
                            -------      -------      -------      -------      -------      -------

Net interest income         $ 1,649      $  (686)     $ 2,335      $   530      $  (814)     $ 1,344
                            =======      =======      =======      =======      =======      =======

The change in interest income or interest expense that is attributable to both changes in rate and changes in volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute amounts of changes in each.

The following is an unaudited summary of changes in earnings of Western Sierra for the years ended December 31, 1999 and 1998. In the opinion of Western Sierra's management, the following summary of changes in earnings reflects all adjustments which Western Sierra considers necessary for a fair presentation of the results of its operations for these periods. This summary of changes in earnings should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere herein.

                                                   Year Ended December 31,
                                    -----------------------------------------------------
(Dollars in thousands)                    1999 over 1998              1998 over 1997
                                    --------------------------    -----------------------
(Unaudited)                         Amount of           % of      Amount of         % of
                                     Change            Change      Change          Change
                                    ---------         --------    ---------        ------
INTEREST INCOME
Interest and fees on loans           $ 1,607             10.08%    $   151           0.96%
Interest on securities                   274              9.97%        646          30.72%
Interest on deposits in banks           (172)           (60.14)%        53          22.75%
Interest on federal funds sold          (204)           (19.81)%       274          36.24%
                                     -------                       -------
     Total interest income             1,505              7.52%      1,124           5.95%
                                     -------                       -------

INTEREST EXPENSE
Interest on deposits                    (281)            (3.57)%   $   595           8.18%
Interest on borrowed funds               137          13700.00%         (1)        (50.00)%
                                     -------                       -------
     Total interest income              (144)            (1.83)%       594           8.16%
                                     -------                       -------

Net interest income                    1,649             13.59%        530           4.57%

PROVISION FOR LOAN LOSSES               (235)           (30.32)%      (295)        (27.57)%
                                     -------                       -------
Net interest income after
  provision for loan losses            1,884             16.58%        825           7.83%
                                     -------                       -------

NONINTEREST INCOME
Service charges                          (86)            (6.76)%         7           0.55%
Other income                            (571)           (22.95)%       746          42.82%
                                     -------                       -------
     Total noninterest income           (657)           (17.47)%       753          25.04%
                                     -------                       -------

OTHER EXPENSES
Salaries and related benefits           (334)            (5.20)%     1,001          18.46%
Occupancy and equipment expense          (31)            (1.59)%       321          19.68%
Other                                 (1,008)           (19.66)%     1,736          51.18%
                                     -------                       -------
     Total other expenses             (1,373)           (10.17)%     3,058          29.28%
                                     -------                       -------
     Income before income taxes        2,600            160.49%     (1,480)        (47.74)%

PROVISION FOR INCOME TAXES               896            172.64%       (630)        (54.83)%
                                     -------                       -------

NET INCOME                           $ 1,704            154.77%    $  (850)        (43.57)%
                                     =======                       =======

NONINTEREST INCOME. Noninterest income increased from $3.0 million in 1997 to $3.8 million in 1998 and decreased to $3.1 million in 1999, representing a 25.0% increase in 1998 over 1997 and a 17.5% decrease in 1999 from 1998. The increase in noninterest income in 1998 and the decrease in 1999 were primarily the result of changes in the volume of mortgage loan activity due to market rates.

OTHER EXPENSES. The continued growth of Western Sierra required additional staff and overhead expense to support general and administrative services and increased the cost of occupying Western Sierra's offices. Salaries were also adjusted to be competitive with the industry and to reward performance. Other expenses are comprised of salaries and related benefits, occupancy, equipment and other expenses. Other expenses increased from $10.4 million in 1997 to $13.5 million in 1998, and decreased to $12.1 million in 1999, representing a 29.3% increase in 1998 over 1997 and a 10.2% decrease in 1999 from 1998. The increase in total other expenses in 1998 versus 1997 was due to the continued growth of Western Sierra including the majority of the acquisition costs of Roseville 1st National Bank and Lake Community Bank in April of 1999. The decrease in 1999 from 1998 was due to many of the expected cost savings from the mergers being realized.

The following table compares the various elements of other expenses as a percentage of average assets for the years ended December 31, 1999, 1998 and 1997. (Dollars in thousands except percentage amounts.)

                                             Salaries    Occupancy
                                                and         and        Other
  Year Ended                      Average     Related    Equipment   Operating
 December 31,                    Assets(1)   Benefits    Expenses    Expenses
 ------------                    ---------   --------    ---------   ---------
      1999                       $286,552      2.1%         .7%       1.4%(2)
      1998                       $259,438      2.5%         .8%       2.0%(2)
      1997                       $226,658      2.4%         .7%       1.5%

------------------

(1)  Based on the average of daily balances.

(2)  Included merger costs.

PROVISION FOR LOAN LOSSES. The provision for loan losses corresponds directly to the level of the allowance that management deems sufficient to offset potential loan losses. The balance in the loan loss allowance reflects the amount which, in management's judgment, is adequate to provide for these potential loan losses after weighing the mix of the loan portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimating loan losses.

Management allocated $540 thousand as a provision for loan losses in 1999, $775 thousand in 1998 and $1.07 million in 1997. Loans charged off net of recoveries in 1999 were $85 thousand, in 1998 were $968 thousand and in 1997 were $314 thousand. The ratio of the allowance for loan losses to total gross loans was 1.35% in 1999, 1.48% in 1998, and 1.66% in 1997.

In management's opinion, the balance of the allowance for loan losses at December 31, 1999 was sufficient to sustain any foreseeable losses in the loan portfolio at that time. However, no assurances can be given that Western Sierra will not sustain substantially higher loan and lease losses.

INCOME TAXES. Income taxes were $1.42 million in 1999, $519 thousand in 1998, and $1.15 million in 1997, representing effective tax rates of 33.5%, 32.1% and 37.1%, respectively.

NET INCOME. The net income and basic earnings per share of Western Sierra were $2.8 million and $1.12 per share in 1999, $1.1 million and $.46 per share in 1998, and $1.9 million and $.85 per share in 1997, respectively. The decrease in net income in 1998 from 1997 was largely attributable to expenses associated with the merger of Lake Community Bank and Roseville 1st National Bank. The increase in net income in 1999 over 1998 was due to increased interest income generated from increased loan volume as well as decreased operating expenses due to efficiencies gained from the merger.

LIQUIDITY. Western Sierra has an asset and liability management program allowing it to maintain its interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity of Western Sierra at December 31, 1999 was 14.7%, at December 31, 1998 was 38.1%, and at December 31, 1997 was 28.0% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. Western Sierra's management believes it maintains adequate liquidity levels.

CAPITAL RESOURCES. The shareholders' equity accounts of Western Sierra increased from $21.6 million at December 31, 1997, to $23.9 million at December 31, 1998 and to $25.5 million at December 31, 1999. These increases are attributable to retained earnings and the exercise of stock options adjusted for unrealized gains and losses on available-for-sale securities. Western Sierra is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Western Sierra must meet specific capital guidelines that involve quantitative measures of Western Sierra's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Western Sierra's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Western Sierra to maintain minimum amounts and ratios of total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that Western Sierra exceeds all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the FDIC categorized Western Sierra as well capitalized under Regulation Y. To be categorized as well capitalized, Western Sierra must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the next table. There are no conditions or events since that notification which management believes have changed Western Sierra's categorization.

Western Sierra's actual capital ratios are presented below.

                                                      Minimum
                                        Minimum        Well           Actual
                                        Capital     Capitalized    December 31,
                                      Requirement   Requirement       1999
                                      -----------   -----------    ------------
Capital ratios:
  Tier 1 risk-based to
    risk-weighted assets                   4%            6%            11.3%
  Total risk-based to
    risk-weighted assets                   8%           10%            12.6%
  Leverage to total
    average assets                       4-5%            5%             9.3%

SCHEDULE OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY. The following schedule shows the unaudited average balances of Western Sierra's assets, liabilities and shareholders' equity accounts and the percentage distribution of the items, computed using the daily average balances, for the periods indicated.

(Dollars in thousands)                                           Year Ended December 31,
(Unaudited)                               ---------------------------------------------------------------------
                                                  1999                     1998                   1997
                                          ----------------------  --------------------    ---------------------
                                           Amount     Percent(1)   Amount     Percent(1)   Amount    Percent(1)
                                          ---------   ----------  ---------   --------    ---------  ----------
ASSETS
Cash and due from banks                   $  15,273       5.33    $  16,926       6.52    $  14,484      6.39
Investment securities                        51,741      18.06       43,880      16.91       31,729     14.00
Federal funds sold                           15,221       5.31       21,392       8.25       13,603      6.00
Loans:
  Commercial                                 43,729      15.26       60,604      23.36       52,126     23.00
  Installment                                 5,443       1.90        9,471       3.65       11,000      4.85
  Real estate                               141,208      49.28       93,463      36.03       91,540     40.39
Less deferred costs                            (429)     (0.15)        (537)     (0.21)        (698)    (0.31)
Less allowance for loan and lease
  losses                                     (2,632)     (0.92)      (2,592)     (1.00)      (2,021)    (0.89)
                                          ---------                 -------                 -------
Net loans                                   187,319      65.37      160,409      61.83      151,947     67.04
                                          ---------                 -------                 -------
Bank premises and equipment, net              7,692       2.68        7,929       3.06        7,607      3.36
Other real estate                             1,349       0.47        1,916       0.74        2,578      1.14
Other assets                                  7,957       2.78        6,986       2.69        4,710      2.08
                                          ---------     ------    ---------     ------    ---------    ------
      TOTAL ASSETS                        $ 286,552     100.00    $ 259,438     100.00    $ 226,658    100.00
                                          =========     ======    =========     ======    =========    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                  $  63,262      22.08    $  48,243      18.60    $  35,302     15.58
  NOW and money market                       54,465      19.01       48,307      18.62       46,912     20.70
  Savings                                    21,563       7.52       20,788       8.01       21,555      9.51
  Time                                       72,986      25.47       82,274      31.71       76,161     33.60
  Time > $100,000                            46,635      16.27       34,788      13.41       24,638     10.87
Short-term borrowings                         2,485       0.87            2       0.00           29      0.01
Other liabilities                             2,232       0.78        2,301       0.89        1,662      0.73
                                          ---------     ------    ---------     ------    ---------    ------
      Total liabilities                     263,628      92.00      236,703      91.24      206,259     91.00
Shareholders' equity:
  Common stock                               10,645       3.71       10,647       4.10        9,807      4.33
  Retained earnings                          12,861       4.49       11,904       4.59       10,684      4.71
  Unearned ESOP shares                                                                          (20)    (0.01)
  Unrealized (loss) gain on AFS
    investment securities, net                 (582)     (0.20)         184       0.07          (72)    (0.03)
                                          ---------     ------    ---------     ------    ---------    ------
    Total shareholders' equity               22,924       8.00       22,735       8.76       20,399      9.00
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 286,552     100.00    $ 259,438     100.00    $ 226,658    100.00
                                          =========     ======    =========     ======    =========    ======

(1) Percentages of categories under assets, liabilities and shareholders' equity are shown as percentages of average total assets.

INVESTMENT PORTFOLIO. The following table summarizes the amounts, terms, distributions and yields of Western Sierra's investment securities as of December 31, 1999 and December 31, 1998. (Dollars in thousands)

                                        One Year      After One Year  After Five Years
                                        or Less       to Five Years     to Ten Years    After Ten Years       Total
                                     --------------  ---------------  ----------------  ---------------  ---------------
December 31, 1999                    Amount   Yield  Amount    Yield  Amount    Yield   Amount    Yield  Amount    Yield
-----------------                    ------   -----  -------   -----  -------   -----   -------   -----  -------   -----
Municipals                           $  537   6.00%  $ 1,703   5.20%  $ 1,286   5.50%   $11,376   5.10%  $14,902   5.18%
Agencies/SBA Pools                      103   6.50%    9,361   5.80%    6,932   6.80%    10,161   7.00%   26,557   6.52%
Corporates                                0   0.00%    3,204   5.90%        0   0.00%         0   0.00%    3,204   5.90%
Trust Preferreds                          0   0.00%        0   0.00%        0   0.00%       461   9.00%      461   9.00%
Stock                                   175   0.00%        0   0.00%        0   0.00%     1,215   6.00%    1,390   6.00%
                                     ------          -------          -------           -------          -------
      Total                          $  815   6.08%  $14,268   5.75%  $ 8,218   6.60%   $23,214   6.06%  $46,514   6.06%
                                     ======          =======          =======           =======          =======


                                        One Year      After One Year  After Five Years
                                        or Less       to Five Years    to Ten Years     After Ten Years       Total
                                     --------------  ---------------  ----------------  ---------------  ---------------
December 31, 1998                    Amount   Yield  Amount    Yield  Amount    Yield   Amount    Yield  Amount    Yield
-----------------                    ------   -----  -------   -----  -------   -----   -------   -----  -------   -----
Treasuries                           $  500   6.25%  $     0   0.00%  $     0   0.00%   $     0   0.00%  $   500   6.25%
Municipals                              504   5.00%    3,127   5.00%    1,154   5.50%    11,417   5.10%   16,202   5.11%
Agencies/SBA Pools                      168   7.50%    8,474   6.00%   11,881   6.50%    15,335   7.10%   35,858   6.64%
Corporates                              754   6.00%    3,310   5.90%        0   0.00%         0   0.00%    4,064   5.92%
Trust Preferreds                          0   0.00%        0   0.00%        0   0.00%         0   0.00%        0   0.00%
Stock                                     5   0.00%        0   0.00%        0   0.00%       863   6.00%      868   6.00%
                                     ------          -------          -------           -------          -------
      Total                          $1,931   7.03%  $14,911   5.77%  $13,035   6.41%   $27,615   6.24%  $57,492   6.15%
                                     ======          =======          =======           =======          =======

LOAN PORTFOLIO. Western Sierra's largest historical lending categories are real estate loans and commercial loans. These categories accounted for approximately 67.4% and 19.5%, respectively, of Western Sierra's total loan portfolio at December 31, 1998, and approximately 75.9% and 14.5%, respectively, of Western Sierra's total loan portfolio at December 31, 1999. Loans are carried at face amount, less payments collected and the allowance for possible loan losses. Interest on all loans is accrued monthly on a simple interest basis. Typically, once a loan is placed on nonaccrual status, Western Sierra reverses interest accrued through the date of transfer. Loans are placed on nonaccrual status when principal or interest on a loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection. Interest actually received for loans on nonaccrual status is recognized as income at the time of receipt for loans for which the ultimate collectibility of principal is not in doubt. Problem loans are maintained on accrual status only when management of Western Sierra is confident of full repayment within a reasonable period of time.

The rates of interest charged on variable rate loans are set at specified increments in relation to Western Sierra's published lending rate and vary as Western Sierra's lending rate varies. At December 31, 1998, approximately 52.6% of Western Sierra's loan portfolio was comprised of variable interest rate loans, and at December 31, 1999, approximately 50.2% of Western Sierra's loan portfolio was comprised of variable interest rate loans.

DISTRIBUTION OF LOANS. The distribution of Western Sierra's total loans by type of loan as of the dates indicated is shown in the following table (dollars in thousands):

                                                        December 31,
                             -----------------------------------------------------------------
Type of Loan                   1999          1998          1997          1996          1995
------------                 ---------     ---------     ---------     ---------     ---------
Real estate                  $ 162,306     $ 110,625     $ 109,351     $ 103,156     $  87,191
Commercial                      30,937        31,963        29,339        23,981        25,558
Agriculture                     15,370        16,268        13,942         9,410         7,363
Installment                      5,315         5,323         6,158         6,168         7,366
                             ---------     ---------     ---------     ---------     ---------
     TOTAL                     213,928       164,179       158,790       142,715       127,478

Less:
  Deferred loans fees             (515)         (405)         (640)         (762)         (707)
  Allowance for loan losses     (2,886)       (2,431)       (2,624)       (1,869)       (1,962)
                             ---------     ---------     ---------     ---------     ---------
      TOTAL NET LOANS        $ 210,527     $ 161,343     $ 155,526     $ 140,084     $ 124,809
                             =========     =========     =========     =========     =========

COMMERCIAL LOANS. Commercial loans are made for the purpose of providing working funds, financing the purchase of equipment or inventory and for other business purposes. Such loans include loans with maturities ranging from 30 to 360 days, and term loans, which are loans with maturities normally ranging from one to five years. Short term business loans are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity or periodically. Term loans normally provide for monthly payments of both principal and interest.

Western Sierra also extends lines of credit to business customers. On business credit lines, Western Sierra specifies a maximum amount which it stands ready to lend to the customer during a specified period in return for which the customer agrees to maintain its primary banking relationship with Western Sierra. The purpose for which such loans will be used and the security therefor, if any, are generally determined before Western Sierra's commitment is extended. Normally, Western Sierra does not make loan commitments in material amounts for periods in excess of one year.

REAL ESTATE LOANS. Real estate loans are primarily made for the purpose of purchasing, improving or constructing single family residences and commercial and industrial properties.

At December 31, 1999, approximately 77% of Western Sierra's real estate construction loans consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings, and the remaining 23% consisted of loans secured by first trust deeds on speculative single family dwellings. Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower's inability to complete and sell the project, the borrower's incorrect estimate of necessary construction funds and/or time for completion and economic changes, including depressed real estate values and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records. To date Western Sierra has not suffered any significant losses through its speculative real estate construction loans.

MATURITY OF LOANS AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth the amounts of loans outstanding of Western Sierra as of December 31, 1999 which, based on the remaining scheduled repayments of principal, have the ability to be repriced or are due in less than one year, in one to five years or in more than five years. Management has increased the fixed rate portion of Western Sierra's loan portfolio in 1999 in order to diversify its loan repricing options as part of its overall asset/liability management program.

                         Less than     One Year to       After
(Dollars in thousands)   One Year       Five Years     Five Years       Total
                         ---------     -----------     ----------      --------
December 31, 1999
Fixed rate               $ 23,929        $29,924        $52,331        $106,184
Variable                   85,946         19,346          1,937         107,229
                         --------        -------        -------        --------
      Total              $109,875        $49,270        $54,268        $213,413
                         ========        =======        =======        ========

LOAN COMMITMENTS. The following table shows Western Sierra's loan commitments at the dates indicated:

                                                       December 31,
                                           -------------------------------------
(Dollars in thousands)                      1999           1998           1997
                                           -------        -------        -------
Commercial                                 $22,800        $26,529        $19,383
Real estate                                 29,238         21,614         16,847
Consumer                                     3,794          3,712          5,634
                                           -------        -------        -------
      Total commitments                    $55,832        $51,855        $41,864
                                           =======        =======        =======

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 60% of the commitments at December 31, 1999 will be exercised during 2000.

SUMMARY OF LOAN LOSS EXPERIENCE. As a natural corollary to Western Sierra's lending activities, some loan losses are experienced. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To some extent, the degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. Western Sierra attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

Western Sierra maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which Western Sierra's management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by Western Sierra's Loan Committee. Loans for which it is probable that Western Sierra will be unable to collect all amounts due (including principal and interest) are considered to be impaired. The recorded investment in impaired loans totaled $454 thousand at December 31, 1999. In addition, when principal or interest on a loan is past due 90 days or more, such loan is placed on nonaccrual status unless it is both well-secured and in the process of collection. Loans totaling approximately $543 thousand were on nonaccrual status as of December 31, 1999. Interest foregone on nonaccrual loans during the years ended December 31, 1999 and 1998 amounted to approximately $27 thousand and $67 thousand, respectively. Western Sierra classifies certain loans on nonaccrual status as impaired.

Financial difficulties encountered by certain borrowers may cause Western Sierra to restructure the terms of their loans to facilitate loan payments. As of December 31, 1998, Western Sierra had $289 thousand in troubled debt restructured loans. There were no restructured loans at December 31, 1999.

Western Sierra charges off that portion of any loan which management or bank examiners consider to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond any collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan which is declared a loss is charged against Western Sierra's allowance for loan losses.

The following table sets forth the amount of loans on Western Sierra's books which were 30 to 89 days past due at the dates indicated:

                                                           December 31,
                                                         ----------------
(Dollars in thousands)                                   1999        1998
                                                         ----        ----
Commercial                                               $ 24        $ 55
Real estate                                                85         662
                                                         ----        ----
      Total                                              $109        $717
                                                         ====        ====

The following table sets forth the amount of loans on Western Sierra's books which were on nonaccrual status at the dates indicated:

                                                           December 31,
                                                         ----------------
(Dollars in thousands)                                   1999       1998
                                                         ----      ------
Commercial                                               $  0      $  293
Real estate                                               543       1,113
                                                         ----      ------
      Total                                              $543      $1,406
                                                         ====      ======

The following table summarizes Western Sierra's loan loss experience for the periods indicated:

                                                 Year Ended December 31,
                               ------------------------------------------------------------
(Dollars in thousands)           1999         1998         1997         1996         1995
                               --------     --------     --------     --------     --------
BALANCES

Loans:
  Average loans                $189,951     $163,001     $153,968     $134,363     $118,466
  Loans at end of period       $213,413     $163,774     $158,150     $141,952     $126,772
Loans charged off              $    220     $  1,044     $    360     $  1,471     $    243
Recoveries of loans
  previously charged off       $    135     $     76     $     46     $     51     $     65
Net loans charged off          $     85     $    968     $    314     $  1,417     $    178
Allowance for loan
  and lease losses             $  2,886     $  2,431     $  2,624     $  1,868     $  1,961
Provisions for loan
  and lease losses             $    540     $    775     $  1,070     $  1,024     $    345

Ratios:
Net loan charge-offs to
  average loans                    0.05%        0.59%        0.20%        0.23%        0.27%
Net loan charge-offs to
  loans at end of period           0.04%        0.59%        0.20%        1.00%        0.14%
Allowance for possible loan
  losses to average loans          1.52%        1.49%        1.70%        1.39%        1.66%
Allowance for possible
  loan losses to loans at
  end of period                    1.35%        1.48%        1.66%        1.32%        1.55%
Net loan charge-offs to
  allowance for possible
  loan losses                      2.98%       39.82%       11.97%       75.86%        9.08%
Net loan charge-offs to
  provision for possible
  loan losses                     15.74%      124.90%       29.35%      138.38%       51.59%

Western Sierra's allowance for loan and lease losses is to provide for losses which can be reasonably anticipated. The allowance for loan and lease losses is established through charges to operating expenses in the form of provisions for loan and lease losses. Provisions for loan and lease losses amounted to $540 thousand in 1999, $775 thousand in 1998 and $1.07 million in 1997. The decreased charge-offs and provision in 1999 reflect an improved economic market and stronger underwriting standards implemented by Western Sierra. Actual loan and lease losses or recoveries are charged or credited, respectively, directly to the allowance for loan and lease losses. The amount of the allowance is determined by management of Western Sierra. Among the factors considered in determining the allowance for loan and lease losses are the current financial condition of Western Sierra's borrowers and the value of the security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are Western Sierra's historical loan loss experience and reports of banking regulatory authorities. Because these estimates and evaluations are primarily judgmental factors, no assurance can be given that Western Sierra may not sustain loan and lease losses substantially higher in relation to the size of the allowance for loan and lease losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

At December 31, 1999, 1998 and 1997, the allowance was 1.35%, 1.48%, and 1.66%, of the loans then outstanding, respectively. Although the current level of the allowance is deemed adequate by management, future provisions will be subject to continuing reevaluation of risks in the loan portfolio.

Management of Western Sierra reviews with Western Sierra's Board of Directors the adequacy of the allowance for loan and lease losses on a monthly basis and adjusts the loan loss provision upward where specific items reflect a need for such an adjustment. Management of Western Sierra charged off approximately $220 thousand in 1999, $1.04 million in 1998 and $360 thousand in 1997. Recoveries of loans previously charged off were $135 thousand in 1999, $76 thousand in 1998 and $46 thousand in 1997. Management does not believe there has been any significant deterioration in Western Sierra's loan portfolio. Management also believes that Western Sierra has adequately reserved for all individual items in its portfolio which may result in a loss material to Western Sierra. See "Description of Western Sierra--Western Sierra's Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Loan Losses".

INVESTMENT SECURITIES. Western Sierra has invested $48.8 million in federal instruments, securities issued by states and political subdivisions and other debt securities, which yielded approximately 6.0% per annum during 1999. Western Sierra's present investment policy is to invest excess funds in federal funds, U.S. Treasuries, securities issued by the U.S. Government, securities issued by states and political subdivisions, corporate bonds and trust preferred securities.

INTEREST RATES AND DIFFERENTIALS. Certain information concerning interest-earning assets and interest-bearing liabilities and yields thereon (unaudited) is set forth in the following table. Amounts outstanding are daily average balances:

(Dollars in thousands)                        Year Ended December 31,
                                         ----------------------------------
(Unaudited)                                1999         1998         1997
                                         --------     --------     --------
Interest-earning assets:
  Federal funds sold:
      Average outstanding                $ 15,221     $ 21,392     $ 13,603
      Average yield                          5.43%        4.81%        5.56%
      Interest income                    $    826     $  1,030     $    756
  Investment securities:
      Average outstanding                $ 51,741     $ 43,880     $ 31,729
      Average yield                          6.06%        6.92%        7.36%
      Interest income                    $  3,137     $  3,035     $  2,336
  Loans:
      Average outstanding                $189,951     $163,001     $153,968
      Average yield                          9.24%        9.78%       10.26%
      Interest income                    $ 17,551     $ 15,944     $ 15,793
  Total interest-earning assets:
      Average outstanding                $256,913     $228,273     $199,300
      Average yield                          8.37%        8.77%        9.48%
      Interest income                    $ 21,514     $ 20,009     $ 18,885
Interest-bearing liabilities:
  NOW and money market
    demand accounts:
      Average outstanding                $ 54,465     $ 48,307     $ 46,912
      Average yield                          2.49%        2.53%        2.71%
      Interest expense                   $  1,355     $  1,222     $  1,273
  Savings deposits:
      Average outstanding                $ 21,563     $ 20,788     $ 21,555
      Average yield                          2.02%        2.17%        2.22%
      Interest expense                   $    436     $    451     $    479
  Time deposits:
      Average outstanding                $119,621     $117,062     $100,799
      Average yield                          4.85%        5.29%        5.48%
      Interest expense                   $  5,798     $  6,197     $  5,523


  Other borrowings:
      Average outstanding                $  2,485     $      2     $     29
      Average yield                          5.55%       50.00%        6.90%
      Interest expense                   $    138     $      1     $      2
  Total interest-bearing liabilities:
      Average outstanding                $198,134     $186,159     $169,295
      Average yield                          3.90%        4.23%        4.30%
      Interest expense                   $  7,727     $  7,871     $  7,277
Net interest income                      $ 13,787     $ 12,138     $ 11,608
Average net yield on
  interest-earning assets                    5.37%        5.32%        5.82%


LIQUIDITY MANAGEMENT. To augment short-term liquidity, Western Sierra National Bank, Roseville 1st National Bank and Lake Community Bank have unsecured short-term borrowing agreements with their correspondent banks in the amounts of $5 million, $2 million and $2 million, respectively. Western Sierra National Bank and Roseville 1st National Bank can also borrow up to $1.5 million, and $759 thousand, respectively, on an overnight basis from the FRB. In addition, Western Sierra National Bank has the ability to borrow up to $980 thousand on a short-term basis from the Federal Home Loan Bank secured by investment securities. Western Sierra National Bank and Roseville 1st National Bank can also borrow $9 million and $4 million, respectively, from the Federal Home Loan Bank secured by mortgage loans totaling $10.2 million and $5.2 million, respectively. At December 31, 1999, Western Sierra National Bank had $6 million in outstanding borrowings. There were no outstanding borrowings for Roseville 1st National Bank and Lake Community Bank at December 31, 1999.

Policies have been developed by Western Sierra's management and approved by Western Sierra's Board of Directors which establish guidelines for the investments and liquidity of Western Sierra. These policies include an Investment Policy and an Asset Liability Policy. The goals of these policies are to provide liquidity to meet the financial requirements of Western Sierra's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of Western Sierra.

The following table shows Western Sierra's average deposits for each of the periods indicated below, based upon average daily balances:

                                             Year Ended December 31,
                          ------------------------------------------------------------
                                  1999                 1998                1997
                          -------------------  -------------------  ------------------
(Dollars in thousands)    Average    Percent   Average    Percent   Average    Percent
(Unaudited)               Balance    of Total  Balance    of Total  Balance    of Total
                          --------   --------  --------   --------  --------   -------
Demand deposits           $ 63,262     24.43%  $ 48,243     20.58%  $ 35,302     17.26%
NOW accounts                21,415      8.27%    22,531      9.61%    22,267     10.88%
Savings deposits            21,563      8.33%    20,788      8.87%    21,555     10.54%
Money market deposits       33,050     12.77%    25,776     11.00%    24,645     12.05%
Time deposits              119,621     46.20%   117,062     49.94%   100,799     49.27%
                          --------    ------   --------    ------   --------    ------
      Total deposits      $258,911    100.00%  $234,400    100.00%  $204,568    100.00%
                          ========    ======   ========    ======   ========    ======

LIABILITY MANAGEMENT. It is management's policy to restrict the maturities of a majority of its certificates of deposit in denominations of $100,000 or more to less than one year. The maturities of such time certificates of deposit ("TCD's"), as well as other time deposits, were as follows:

                                                             December 31,
                                                         --------------------
                                                          TCD's       Other
(Dollars in thousands)                                    Over        Time
(Unaudited)                                              $100,000    Deposits
                                                         -------     -------
Less than three months                                   $24,559     $30,724
Over three months through twelve months                   20,253      41,698
Over twelve months through five years                      1,117       6,396
Over five years                                                0          12
                                                         -------     -------
      Total                                              $45,929     $78,830
                                                         =======     =======

While the deposits of Western Sierra may fluctuate up and down somewhat with local and national economic conditions, management of Western Sierra does not believe that such deposits, or the business of Western Sierra in general, are seasonal in nature. Liability management is monitored by Western Sierra's Board of Directors which meets monthly.

REGULATORY MATTERS.

Capital Adequacy. The capital adequacy of banking institutions has become increasingly important in recent years. The deregulation of the banking industry during the 1980's has resulted in, among other things, a broadening of business activities beyond that of traditional banking products and services. Because of this volatility within the banking industry, regulatory agencies have increased their focus upon ensuring that banking institutions meet certain capital requirements as a means of protecting depositors and investors against such volatility.

The federal banking agencies have adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

The federal banking agencies have also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provided definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios. Insured institutions are required to maintain a ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half (4%) of which must be in the form of Tier 1 capital.

The following table sets forth Western Sierra's capital positions at December 31, 1999 under the regulatory guidelines discussed above:

                                           December 31, 1999
                                         Actual Capital Ratios   Minimum Capital Ratios
                                         ---------------------   ----------------------
Total risk-based capital ratio                   12.6%                    8.0%
Tier 1 capital to risk-weighted assets           11.3%                    4.0%
Leverage ratio                                    9.3%                    3.0%

As is indicated by the above table, Western Sierra exceeded all applicable regulatory capital guidelines at December 31, 1999. Western Sierra's management believes that, under the current regulations, Western Sierra will continue to meet its minimum capital requirements in the foreseeable future.

Dividends. Western Sierra National Bank and Roseville 1st National Bank, as national banks, are subject to dividend restrictions set forth by the Comptroller. Under such restrictions, neither Western Sierra National Bank nor Roseville 1st National Bank may, without the prior approval of the Comptroller, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years, provided that bank's surplus fund is a least equal to its common capital. If the capital surplus falls below the balance of the common capital account, then further restrictions apply. This is not the case with either Western Sierra National Bank or Roseville 1st National Bank. Neither Western Sierra National Bank nor Roseville 1st National Bank paid any dividends during the year ended December 31, 1999.

Dividends payable by Lake Community Bank are restricted under California law to the lesser of Lake Community Bank's retained earnings, or Lake Community Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of Lake Community Bank, the net income of Lake Community Bank for its last fiscal year or the net income of Lake Community Bank for its current fiscal year.

The FDIC has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by the bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

In addition to the regulations concerning minimum uniform capital adequacy requirements discussed above, the FDIC has established guidelines regarding the maintenance of an adequate allowance for loan and lease losses. Therefore, the payment of cash dividends by Lake Community Bank will generally depend, in addition to regulatory constraints, upon Lake Community Bank's earnings during any fiscal period, the assessment of Lake Community Bank's Board of Directors of the capital requirements of the institution and other factors, including the maintenance of an adequate allowance for loan and lease losses.

Lake Community Bank is not subject to any restrictions on the payment of dividends other than compliance with law as stated above. Dividends of $1,850,000 were paid by Lake Community Bank to Western Sierra during the year ended December 31, 1999.

Reserve Balances. Western Sierra National Bank and Roseville 1st National Bank are required to maintain and Lake Community Bank maintains reserve balances with the FRB. At December 31, 1999, Western Sierra National Bank's qualifying balance with the FRB was approximately $1.0 million and $2.1 million, respectively, consisting of vault cash and balances, Roseville 1st National Bank's qualifying balance with the FRB was approximately $25 thousand and $685 thousand, respectively, consisting of vault cash and balances, and Lake Community Bank's qualifying balance with the FRB was approximately $600 thousand and $1.1 million, respectively, consisting of vault cash and balances.

Year 2000 Compliance. Western Sierra previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council. Management believes Western Sierra has completed all of the activities within its control to ensure that Western Sierra's systems are Year 2000 compliant. Western Sierra has not experienced any interruptions to normal operations due to the start of the Year 2000.

Western Sierra's Year 2000 readiness costs were approximately $109,000. Western Sierra does not currently expect to apply any further funds to address Year 2000 issues.

As of February 29, 2000, Western Sierra has not had any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. Western Sierra will continue to monitor these third parties to determine the impact, if any, on the business of Western Sierra and the actions it must take, if any, in the event of noncompliance by any of these third parties. Based upon Western Sierra's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

Although Western Sierra's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks, including risks due to the fact that the Year 2000 is a leap year. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to Western Sierra. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of Western Sierra will not have a material adverse impact on Western Sierra.

Quantitative and Qualitative Disclosures About Market Risk. Market risk is the risk of loss from adverse changes in market prices and rates. Western Sierra's market risk arises primarily from interest rate risk inherent in its loan and deposit functions and management actively monitors and manages this interest rate risk exposure. Western Sierra does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Western Sierra has a positive gap. In addition, Western Sierra uses interest rate shock simulations to estimate the effect of certain hypothetical rate changes. Based upon Western Sierra's shock simulations, net interest income is expected to rise with increasing rates and fall with declining rates.

Western Sierra's positive gap is the result of the majority of Western Sierra's investments having terms greater than five years on the asset side. On the liability side, the majority of Western Sierra's time deposits have average terms of approximately six months while savings accounts and other interest-bearing transaction accounts are recorded for gap analysis in the next day to three month category because they do not have a contractual maturity date.

Taking into consideration that savings accounts and other interest-bearing transaction accounts typically do not react immediately to changes in interest rates, management has taken the following steps to manage its positive gap position. Western Sierra has added loans tied to indices which change at a slower rate than prime and more closely match Western Sierra's liabilities. In addition, Western Sierra holds the majority of its investments in the available-for-sale category in order to be able to react to changes in interest rates.

The following table sets forth the distribution of repricing opportunities of Western Sierra's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of December 31, 1999. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant. The table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of Western Sierra.

                                                                   December 31, 1999
                                             --------------------------------------------------------------
                                                          Over Three
                                                            Months
                                             Next Day      Through      One Year
(Dollars in thousands)                       to Three       Twelve      Through        Over
(Unaudited)                                   Months        Months     Five Years    Five Years     Total
                                             ---------     --------    ----------    ----------    --------
Assets:
  Federal funds sold                         $   6,075     $      0     $      0      $     0      $  6,075
  Interest-bearing due from time                   198            0            0            0           198
  Taxable investment securities                    175          103       12,565       18,768        31,611
  Nontaxable investment securities                   0          537        1,703       12,663        14,903
  Loans                                         89,331       20,769       49,095       54,218       213,413
                                             ---------     --------     --------      -------      --------
      Total interest-earning assets             95,779       21,409       63,363       85,649       266,200
                                             ---------     --------     --------      -------      --------
Liabilities:
  Savings deposits(1)                           76,793            0            0            0        76,793
  Time deposits                                 55,283       61,951        7,513           12       124,759
  Other borrowings                               6,300            0            0            0         6,300
                                             ---------     --------     --------      -------      --------
      Total interest-bearing liabilities       138,376       61,951        7,513           12       207,852
                                             ---------     --------     --------      -------      --------

Net (interest-bearing liabilities)
  interest-earning assets                    $ (42,597)    $(40,542)    $ 55,850      $85,637      $ 58,348
                                             =========     ========     ========      =======      ========

Cumulative net (interest-bearing
  liabilities) interest-earning assets
  ("GAP")                                    $ (42,597)    $(83,139)    $(27,289)     $58,348

Cumulative GAP as a percentage of
  total interest-earning assets                 (16.00)%     (31.23)%     (10.25)%      21.92%

----------------

(1)  Savings deposits include interest-bearing transaction accounts.

The following table sets forth the distribution of the expected maturities of Western Sierra's interest-earning assets and interest-bearing liabilities as of December 31, 1999 as well as the fair value of these instruments. Expected maturities are based on contractual agreements. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the 1999 maturity category.

                               EXPECTED MATURITIES

(Dollars in thousands)
(Unaudited)                              2000       2001      2002       2003       2004      Thereafter     Total      Fair Value
                                       --------    ------    -------    -------    -------    ----------    --------    ----------
Federal funds sold                     $  6,075    $    0    $     0    $     0    $     0     $     0      $  6,075     $  6,075
    Weighted average rate                  5.62%     0.00%      0.00%      0.00%      0.00%       0.00%         5.62%
Interest-bearing due from banks        $    198    $    0    $     0    $     0    $     0     $     0      $    198     $    198
    Weighted average rate                  5.80%     0.00%      0.00%      0.00%      0.00%       0.00%         5.80%
Investment securities(1)               $    814    $1,196    $ 2,132    $ 6,163    $ 4,802     $31,407      $ 46,514     $ 46,441
    Weighted average rate                  5.58%     6.42%      6.06%      5.93%      5.94%       5.83%         5.88%
Fixed rate loans                       $ 23,932    $2,978    $12,246    $ 3,069    $11,629     $52,331      $106,185     $109,571
    Weighted average rate                  8.14%     9.12%      9.88%      9.20%      9.11%       8.05%         8.46%
Variable rate loans(2)                 $ 85,946    $2,219    $ 1,968    $ 8,355    $ 6,804     $ 1,936      $107,228     $107,228
    Weighted average rate                  9.56%     7.51%      8.97%      8.58%      8.70%       8.10%         9.35%

Total interest-bearing assets          $116,965    $6,393    $16,346    $17,587    $23,235     $85,674      $266,200     $269,513

Savings deposits(3)                    $ 76,793    $    0    $     0    $     0    $     0     $     0      $ 76,793     $ 76,793
  Weighted average rate                   2.05%      0.00%      0.00%      0.00%      0.00%        0.00%        2.05%
Time deposits                          $117,234    $5,974    $ 1,382    $     0    $   157     $    12      $124,759     $125,713
  Weighted average rate                   5.00%      5.25%      5.29%      0.00%      5.25%        2.02%        5.02%
Other borrowings                       $  6,300    $    0    $     0    $     0    $     0     $     0      $  6,300     $  6,300
  Weighted average rate                   5.89%      0.00%      0.00%      0.00%      0.00%        0.00%        5.89%

Total interest-bearing liabilities     $200,327    $5,974    $ 1,382    $     0    $   157     $    12      $207,852     $208,806

------------
(1) Interest rates on tax exempt obligations have not been tax effected to include the related tax benefit in calculating the weighted average yield.

(2)  Of the total variable rate loans, 91% reprice in one year or less.

(3)  Savings deposits include interest-bearing transaction accounts.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                       Page
                                                                    ----
Independent Auditor's Report                                        F-1

Balance Sheet at December 31, 1999 and 1998                         F-2

Statement of Income for the Years Ended
December 31, 1999, 1998 and 1997                                    F-3 to F-4

Statement of Changes in Shareholders' Equity for the
Years Ended December 31, 1999, 1998 and 1997                        F-5 to F-7

Statement of Cash Flows for the Years Ended                         F-8 to F-11
December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                          F-12 to F-47

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
    and Shareholders
Western Sierra Bancorp
    and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        The consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 have been restated to reflect the pooling of interests with Lake Community Bank and Roseville 1st Community Bancorp as described in Note 2 to the consolidated financial statements.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                    /s/ PERRY-SMITH & CO., LLP
                                    Certified Public Accountants

Sacramento, California
February 18, 2000

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1999 AND 1998

                                                                       1999                    1998
                                                                  -------------           -------------
                                 ASSETS
Cash and due from banks                                           $  15,738,000           $  12,046,000
Federal funds sold                                                    6,075,000              34,220,000
Interest-bearing deposits in banks                                      198,000               3,960,000
Loans held for sale                                                     964,000               4,481,000
Trading securities (Note 3)                                             175,000                   5,000
Available-for-sale investment securities (Notes 3 and 9)             44,071,000              55,599,000
Held-to-maturity investment securities (market value of
   $2,195,000 in 1999 and $1,923,000
   in 1998) (Notes 3 and 9)                                           2,268,000               1,888,000
Loans and leases, less allowance for loan and
   lease losses of $2,886,000 in 1999 and
   $2,431,000 in 1998 (Notes 4, 10 and 14)                          210,527,000             161,343,000
Other real estate (Note 5)                                              715,000               1,547,000
Bank premises and equipment, net (Notes 6 and 10)                     8,871,000               8,370,000
Accrued interest receivable and other assets
   (Notes 7, 13 and 15)                                               9,658,000               7,169,000
                                                                  -------------           -------------
                                                                  $ 299,260,000           $ 290,628,000
                                                                  =============           =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing (Note 14)                                 $  63,865,000           $  71,891,000
   Interest bearing (Notes 8 and 14)                                201,552,000             191,829,000
                                                                  -------------           -------------
        Total deposits                                              265,417,000             263,720,000

Short-term borrowings (Notes 9 and 14)                                6,300,000                 150,000
Accrued interest payable and other liabilities                        2,038,000               2,828,000
                                                                  -------------           -------------
        Total liabilities                                           273,755,000             266,698,000
                                                                  -------------           -------------
Commitments and contingencies (Note 10)

Shareholders' equity (Note 11):
   Preferred stock - no par value; 10,000,000 shares
      authorized; none issued                                                 -                       -
   Common stock - no par value; 10,000,000 shares
      authorized; issued and outstanding - 2,515,192
      shares in 1999 and 2,326,966 shares in 1998                    15,911,000              13,431,000
   Retained earnings                                                 11,534,000              10,384,000
   Unearned ESOP shares (Note 15)                                      (300,000)
   Accumulated other comprehensive (loss) income
      (Notes 3 and 16)                                               (1,640,000)                115,000
                                                                  -------------           -------------
           Total shareholders' equity                                25,505,000              23,930,000
                                                                  -------------           -------------
                                                                  $ 299,260,000           $ 290,628,000
                                                                  =============           =============

   The accompanying notes are an integral part of these financial statements.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      1999                 1998                 1997
                                                  -----------          -----------          -----------
Interest income:
   Interest and fees on loans and leases          $17,551,000          $15,944,000          $15,793,000
   Interest on Federal funds sold                     826,000            1,030,000              756,000
   Interest on investment securities:
      Taxable                                       2,280,000            2,365,000            1,949,000
      Exempt from Federal income taxes                743,000              384,000              154,000
   Interest on deposits in banks                      114,000              286,000              233,000
                                                  -----------          -----------          -----------

        Total interest income                      21,514,000           20,009,000           18,885,000
                                                  -----------          -----------          -----------

Interest expense:
   Interest on deposits (Note 8)                    7,589,000            7,870,000            7,275,000
   Interest on short-term borrowings
      (Note 9)                                        138,000                1,000                2,000
                                                  -----------          -----------          -----------

        Total interest expense                      7,727,000            7,871,000            7,277,000
                                                  -----------          -----------          -----------

        Net interest income                        13,787,000           12,138,000           11,608,000

Provision for loan and lease losses
   (Note 4)                                           540,000              775,000            1,070,000
                                                  -----------          -----------          -----------

        Net interest income after
           provision for loan and
           lease losses                            13,247,000           11,363,000           10,538,000
                                                  -----------          -----------          -----------

Non-interest income:
   Service charges and fees                         1,186,000            1,272,000            1,265,000
   Gain on sale and packaging of
      residential mortgage and
      government-guaranteed
      commercial loans                              1,214,000            1,839,000            1,104,000
   Gain on sale of investment
      securities, net (Note 3)                                               8,000                8,000
   Unrealized appreciation of trading
      securities (Note 3)                              42,000
   Other income                                       661,000              641,000              630,000
                                                  -----------          -----------          -----------

        Total non-interest income                   3,103,000            3,760,000            3,007,000
                                                  -----------          -----------          -----------



                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                  1999                 1998                 1997
                                              -----------          -----------          -----------
Other expenses:
   Salaries and employee benefits
      (Notes 4 and 15)                        $ 6,089,000          $ 6,423,000          $ 5,422,000
   Occupancy (Notes 6 and 10)                     877,000              812,000              790,000
   Equipment (Note 6)                           1,044,000            1,140,000              841,000
   Merger expenses (Note 2)                       353,000            1,112,000
   Other expenses (Note 12)                     3,767,000            4,016,000            3,392,000
                                              -----------          -----------          -----------

        Total other expenses                   12,130,000           13,503,000           10,445,000
                                              -----------          -----------          -----------

        Income before income taxes              4,220,000            1,620,000            3,100,000

Income taxes (Note 13)                          1,415,000              519,000            1,149,000
                                              -----------          -----------          -----------

        Net income                            $ 2,805,000          $ 1,101,000          $ 1,951,000
                                              ===========          ===========          ===========

Basic earnings per share (Note 11)            $      1.12          $       .46          $       .85
                                              ===========          ===========          ===========

Diluted earnings per share (Note 11)          $      1.09          $       .44          $       .82
                                              ===========          ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                          ACCUMULATED
                                                       COMMON STOCK                         OTHER
                                                  -----------------------    RETAINED    COMPREHENSIVE  SHAREHOLDERS' COMPREHENSIVE
                                                    SHARES      AMOUNT       EARNINGS    (LOSS) INCOME     EQUITY         INCOME
                                                  ---------  ------------  ------------  -------------  ------------  -------------
Balance, January 1, 1997, as previously reported    796,948  $  4,989,000  $  2,762,000    $  (31,000)  $  7,720,000

Lake Community Bank pooling of interests            856,597     3,178,000     5,012,000       (41,000)     8,149,000
Roseville 1st Community Bancorp and subsidiary
   pooling of interests                             387,486     2,021,000     1,750,000         4,000      3,775,000
                                                  ---------  ------------  ------------    ----------   ------------

Balance, January 1, 1997, restated                2,041,031    10,188,000     9,524,000       (68,000)    19,644,000

Comprehensive income:
   Net income                                                                 1,951,000                    1,951,000     $1,951,000
   Other comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      investment securities (Note 16)                                                         208,000        208,000        208,000
                                                                                                                         ----------

             Total comprehensive income                                                                                  $2,159,000
                                                                                                                         ==========

Stock options exercised and related tax
  benefit (Note 11)                                  11,943       119,000                                    119,000
6% stock dividend                                    47,927       617,000      (617,000)
10% stock dividend                                   85,203     1,236,000    (1,236,000)
Cash dividend - $.27 per share                                                 (335,000)                    (335,000)
Fractional shares                                                                (4,000)                      (4,000)
Earned ESOP shares (Note 15)                          4,000        40,000                                     40,000
                                                  ---------  ------------    ----------  ------------     ----------

Balance, December 31, 1997                        2,190,104    12,200,000     9,283,000       140,000     21,623,000
                                                  ---------  ------------    ----------  ------------     ----------



                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                           ACCUMULATED
                                                          COMMON STOCK                        OTHER
                                                   ------------------------    RETAINED  COMPREHENSIVE  SHAREHOLDERS' COMPREHENSIVE
                                                     SHARES       AMOUNT       EARNINGS  (LOSS) INCOME      EQUITY      INCOME
                                                   ----------   -----------  -----------  ------------    ----------- ------------
Balance, December 31, 1997                          2,190,104  $ 12,200,000  $ 9,283,000   $   140,000   $ 21,623,000

Comprehensive income:
   Net income                                                                  1,101,000                    1,101,000  $ 1,101,000
   Other comprehensive loss, net of tax:
        Unrealized losses on available-for-sale
           investment securities (Note 16)                                                     (25,000)       (25,000)     (25,000)
                                                                                                                       -----------
             Total comprehensive income                                                                                $ 1,076,000
                                                                                                                       ===========
Stock options exercised and related
   tax benefit (Note 11)                              136,862     1,231,000                                 1,231,000
                                                   ----------   -----------  -----------  ------------    -----------
Balance, December 31, 1998                          2,326,966    13,431,000   10,384,000       115,000     23,930,000

Comprehensive income:
   Net income                                                                  2,805,000                    2,805,000  $ 2,805,000
   Other comprehensive loss, net of tax:
      Unrealized losses on available-for-sale
        investment securities (Notes 3 and 16)                                              (1,755,000)    (1,755,000)  (1,755,000)
                                                                                                                       -----------
             Total comprehensive income                                                                                $ 1,050,000
                                                                                                                       ===========
Stock options exercised and related tax
   benefit (Note 11)                                   91,679       899,000                                   899,000
5% stock dividend                                     120,691     1,634,000   (1,634,000)
Repurchase and retirement of common stock (Note 11)    (4,199)      (53,000)                                  (53,000)
Fractional shares (Note 2)                             (1,358)                   (21,000)                     (21,000)
Unearned ESOP shares (Note 15)                        (18,587)     (300,000)                                 (300,000)
                                                   ----------   -----------  -----------  ------------    -----------
Balance, December 31, 1999                          2,515,192  $ 15,611,000  $11,534,000   $(1,640,000)  $ 25,505,000
                                                   ==========   ===========  ===========  ============    ===========

                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  1998
Disclosure of reclassification amount, net of taxes (Note 16):

   Unrealized holding losses arising during the year                            $(20,000)
   Less:  reclassification adjustment for gains included in net income             5,000
                                                                                --------

Net unrealized holding losses on available-for-sale investment
   securities                                                                   $(25,000)
                                                                                ========



The accompanying notes are an integral part of these financial statements.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999                  1998                  1997
                                                     -----------           -----------           -----------
Cash flows from operating activities:
   Net income                                        $ 2,805,000           $ 1,101,000           $ 1,951,000
   Adjustments to reconcile net
      income to cash provided by
      operating activities:
        Provision for loan and lease losses              540,000               775,000             1,070,000
        Depreciation and amortization                    887,000             1,009,000               879,000
        Deferred loan origination costs and
           fees, net                                     110,000              (236,000)             (122,000)
        Amortization of investment security
           premiums, net                                 116,000                75,000                10,000
        Gain on sale of available-for-sale
           investment securities                                                (8,000)               (8,000)
        Provision for losses on other real
           estate                                         25,000               432,000               309,000
        Gain on sale of premises and
           equipment                                      (8,000)
        Loss (gain) on sale of other real
           estate                                         43,000               (24,000)               14,000
        Increase in trading securities                  (128,000)                                     (5,000)
        Unrealized appreciation on
           trading securities                            (42,000)
        Increase in cash surrender value
           of life insurance policies                   (193,000)             (208,000)             (130,000)
        Decrease (increase) in loans held
           for sale                                    3,517,000            (1,806,000)           (1,527,000)
        Increase in accrued interest
           receivable and other assets                  (436,000)             (346,000)             (549,000)
        (Decrease) increase in accrued
           interest payable and other
           liabilities                                  (790,000)              916,000               365,000
        Deferred taxes                                  (398,000)             (503,000)             (248,000)
        Provision for impairment of former
           premises and equipment                                              393,000
                                                     -----------           -----------           -----------
             Net cash provided by
                operating activities                   6,048,000             1,570,000             2,009,000
                                                     -----------           -----------           -----------


                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      1999                   1998                   1997
                                                  ------------           ------------           ------------
Cash flows from investing activities:
   Cash acquired in the purchase of
      selected assets and liabilities of
      another bank                                                                              $  5,945,000
   Proceeds from called available-
      for-sale investment securities              $  6,452,000           $ 14,235,000              3,750,000
   Proceeds from the sale of available-
      for-sale investment securities                                          508,000              4,176,000
   Proceeds from called held-to-
      maturity investment securities                     2,000              3,000,000              1,536,000
   Proceeds from matured available-
      for-sale investment securities                 1,869,000              1,000,000
   Proceeds from matured held-to-
      maturity investment securities                    50,000                 25,000                114,000
   Purchases of available-for-sale
      investment securities                         (2,826,000)           (42,931,000)           (16,987,000)
   Purchases of held-to-maturity
      investment securities                           (446,000)                                   (3,371,000)
   Principal repayments received from
      available-for-sale SBA pools and
      mortgage-backed securities                     3,233,000              3,255,000              1,290,000
   Principal repayments received from
      held-to-maturity mortgage-backed
      securities                                        14,000                 38,000                169,000
   Net increase in loans and leases                (49,338,000)            (7,180,000)           (17,016,000)
   Proceeds from the sale of premises
      and equipment                                     47,000
   Purchases of premises and equipment              (1,390,000)            (1,753,000)              (966,000)
   Proceeds from the sale of other real
      estate                                           267,000                416,000              1,754,000
   Capitalized additions to other real
      estate                                                                  (81,000)
   Proceeds from the surrendered
      officer life insurance                                                  504,000
   Net decrease (increase) in interest-
      bearing deposits in banks                      3,762,000                597,000               (200,000)
   Purchase of life insurance policies                (295,000)                                   (1,195,000)
                                                  ------------           ------------           ------------

             Net cash used in investing
                activities                         (38,599,000)           (28,367,000)           (21,001,000)
                                                  ------------           ------------           ------------



                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999                   1998                   1997
                                                           ------------           ------------           ------------
Cash flows from financing activities:
   Net (decrease) increase in demand,
      interest-bearing and savings
      deposits                                             $   (580,000)          $ 30,093,000           $  8,904,000
   Net increase in time deposits                              2,277,000             12,530,000             22,602,000
   Net increase in short-term borrowings                      5,850,000                150,000
   Payments for fractional shares                               (21,000)                                       (4,000)
   Repurchase of common stock                                   (53,000)
   Proceeds from (repayment of) ESOP
      borrowings                                                300,000                                       (40,000)
   Purchase of unearned ESOP shares                            (300,000)
   Proceeds from the exercise of stock
      options                                                   625,000                993,000                 88,000
   Cash dividends paid                                                                (335,000)              (248,000)
                                                           ------------           ------------           ------------

             Net cash provided by
                financing activities                          8,098,000             43,431,000             31,302,000
                                                           ------------           ------------           ------------

             (Decrease) increase in cash
                and cash equivalents                        (24,453,000)            16,634,000             12,310,000

Cash and cash equivalents at
   beginning of year                                         46,266,000             29,632,000             17,322,000
                                                           ------------           ------------           ------------

Cash and cash equivalents at
   end of year                                             $ 21,813,000           $ 46,266,000           $ 29,632,000
                                                           ============           ============           ============

Supplemental disclosure of cash flow information:

      Cash paid during the year for:
        Interest expense                                   $  7,846,000           $  7,887,000           $  7,249,000
        Income taxes                                       $  1,338,000           $  1,223,000           $  1,316,000

Non-cash investing activities:
   Real estate acquired through
      foreclosure                                          $    200,000           $    823,000           $  1,124,000

   Net change in unrealized gain on
      available-for-sale investment
      securities                                           $ (2,684,000)          $    (47,000)          $    330,000

Non-cash financing activities:
   Dividends declared of $.27 per
      share                                                                                              $    335,000

                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Supplemental schedule related to acquisition:

   On February 21, 1997, the Company acquired certain assets and liabilities of the Lincoln branch of Wells Fargo Bank (Note 18):

Deposits assumed                                            $ 6,440,000
Fair value of assets and liabilities acquired, net             (129,000)
Premium paid for deposits                                      (366,000)
                                                            -----------

     Cash acquired                                          $ 5,945,000
                                                            ===========



The accompanying notes are an integral part of these financial statements.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        Western Sierra Bancorp (the "Company") was incorporated on July 11, 1996, and subsequently obtained approval of the Board of Governors of the Federal Reserve System to be a bank holding company. On December 31, 1996, Western Sierra National Bank (WSNB) consummated a merger with Western Sierra Bancorp. On April 30, 1999, the Company consummated mergers with Roseville 1st Community Bancorp (R1CB) and Lake Community Bank (LCB). The mergers qualified as tax-free exchanges and were accounted for under the pooling-of-interests method of accounting. Information concerning common stock, stock option plans and per share data has been restated on an equivalent share basis. WSNB, R1CB and LCB (the "subsidiaries") engage in consumer, commercial and agricultural banking, offering a wide range of products and services to individuals and businesses in El Dorado, Placer, Sacramento and Lake counties.

        The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry.

        Reclassifications

        Certain reclassifications have been made to prior years' balances to conform to classifications used in 1999.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

        Investment Securities

        Investments are classified into the following categories:

        - Trading securities, reported at fair value, with unrealized gains and losses included in earnings.

        - Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

        - Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investment Securities (Continued)

        Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

        Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

        Loan Sales and Servicing

        Originated mortgage loans are either held in the loan portfolio or sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which investors have committed to purchase the loans. At the time the loans are sold, the related right to service the loans are either retained, earning future servicing income, or released in exchange for a one-time servicing-released premium. Mortgage loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. Loans serviced for others totaled $5,322,000 and $7,857,000 as of December 31, 1999 and 1998,
        respectively.

        The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained. A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. However, there were no sales of loans subject to these recourse provisions at December 31, 1999, 1998 or 1997. SBA loans with unpaid balances of $4,324,000 and $5,289,000 were being serviced for others at December 31, 1999 and 1998, respectively.

        Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing rights were not considered material for disclosure purposes.

        In addition, commercial loans totaling $23,247,000 and $6,538,000 were serviced for others as of December 31, 1999 and 1998, respectively. These loans were sold without recourse and, therefore, their balances are not included on the balance sheet.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans and Leases

        Loans and leases are stated at principal balances outstanding, except for loans transferred from loans held for sale which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan and lease balances. However, when, in the opinion of management, loans and leases are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans and leases are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans and leases, or payments received on nonaccrual loans and leases for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

        An impaired loan or lease is measured based on the present value of expected future cash flows discounted at the instrument's effective interest rate or, as a practical matter, at the instrument's observable market price or the fair value of collateral if the loan or lease is collateral dependent. A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan or lease agreement.

        Loan and lease origination fees, commitment fees, direct loan and lease origination costs and purchase premiums and discounts on loans and leases are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan or lease. The unamortized balance of deferred fees and costs is reported as a component of net loans and leases.

        Allowance for Loan and Lease Losses

        The allowance for loan and lease losses is maintained to provide for losses related to impaired loans and leases and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio, specifically identified problem loans and leases, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company's service areas. These estimates are particularly susceptible to changes in the economic environment and market conditions. The allowance is established through a provision for loan and lease losses which is charged to expense.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate

        Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

        Premises and Equipment

        Premises and equipment are carried at cost. Depreciation is determined using the straight- line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be thirty to forty years. The useful lives of furniture, fixtures and equipment are estimated to be one to fifteen years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

        Income Taxes

        The Company files its taxes with its subsidiaries on a consolidated basis. The allocation of income tax expense (benefit) represents the proportionate share of the consolidated provision for income taxes.

        Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

        Cash Equivalents

        For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Earnings Per Share

           Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively adjusted for stock dividends for all periods presented. In addition, earnings per share has been restated on an equivalent share basis for all periods presented in connection with the mergers previously noted.

           Stock-Based Compensation

           Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is material to the financial statements, pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

           Use of Estimates

           The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

           New Financial Accounting Standard

           In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activity, which was subsequently amended by SFAS 137 to delay the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not believe that the adoption of SFAS 133 will have a significant impact on its financial position and results of operation when implemented.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.         MERGERS

           On April 30, 1999, the Company completed mergers with LCB and R1CB by exchanging 856,597 and 387,486 shares, respectively, of its common stock (after adjustment for fractional shares) for all the common stock of the two entities. Each share of LCB and R1CB were exchanged for .6905 shares and 1.211 shares, respectively, of the Company. In addition, outstanding LCB and R1CB stock options were converted at the same exchange ratios into options to purchase 67,391 and 66,643 shares, respectively, of the Company's common stock.

           The mergers have been accounted for as pooling of interests and, accordingly, all prior period financial statements have been restated to include the combined results of operations, financial position and cash flows of the Company, LCB and R1CB. Information concerning common stock, stock option plans and per share data has been restated on an equivalent share basis. In addition, the Company, LCB and R1CB incurred $353,000 and $1,112,000 in merger related costs ($.06 and $.28 per common share, after taxes) which were charged to operations during the years ended December 31, 1999 and 1998, respectively.

           There were no material transactions between LCB, R1CB and the Company prior to the mergers, and the effects of conforming the accounting policies of LCB and R1CB to those of the Company were not material.

           Selected financial information for the combining entities included in the consolidated statements of income for the four months ended April 30, 1999 (unaudited) and the two years ended December 31, 1998 and 1997 is as follows:

                                                 April 30,
                                                   1999              December 31,         December 31,
                                                (Unaudited)              1998                 1997
                                                -----------          -----------          -----------
Net interest income:
     Western Sierra Bancorp and
          Subsidiary                            $ 2,038,000          $ 5,905,000          $ 5,379,000
     Roseville 1st Community
          Bancorp and Subsidiary                    830,000            2,263,000            2,231,000
     Lake Community Bank                          1,353,000            3,970,000            3,998,000
                                                -----------          -----------          -----------

               Combined                         $ 4,221,000          $12,138,000          $11,608,000
                                                ===========          ===========          ===========

Net income:
     Western Sierra Bancorp and
          Subsidiary                            $   324,000          $   878,000          $ 1,003,000
     Roseville 1st Community
          Bancorp and Subsidiary                    159,000              190,000              182,000
     Lake Community Bank                            299,000               33,000              766,000
                                                -----------          -----------          -----------

               Combined                         $   782,000          $ 1,101,000          $ 1,951,000
                                                ===========          ===========          ===========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.         INVESTMENT SECURITIES

           Trading Securities

           The estimated market value of trading securities at December 31, 1999 and 1998 totaled $175,000 and $5,000, respectively. Net unrealized appreciation of trading securities of $42,000 was included in non-interest income for the year ended December 31, 1999. There were no unrealized holding gains or losses included in earnings for the years ended December 31, 1998 and 1997. There were no sales or transfers of trading securities during the years ended December 31, 1999, 1998 and 1997.

           The amortized cost and estimated market value of investment securities at December 31, 1999 and 1998 consisted of the following:

           Available-for Sale:

                                                                 1999
                                --------------------------------------------------------------------------
                                                       Gross              Gross                 Estimated
                                  Amortized          Unrealized         Unrealized               Market
                                    Cost               Gains              Losses                  Value
                                ------------          -------          ------------           ------------
U.S. Government
    agencies                    $ 20,686,000          $ 1,000          $   (960,000)          $ 19,727,000
Obligations of states
    and political sub-
    divisions                     15,188,000                             (1,345,000)            13,843,000
Government guaran-
    teed mortgage-
    backed securities              5,877,000           10,000               (96,000)             5,791,000
Corporate debt
    securities                     3,782,000                               (117,000)             3,665,000
Federal Reserve
    Bank stock                       212,000                                                       212,000
Federal Home Loan
    Bank stock                       758,000                                                       758,000
Pacific Coast Bankers
    Bank stock                        75,000                                                        75,000
                                ------------          -------          ------------           ------------

                                $ 46,578,000          $11,000          $ (2,518,000)          $ 44,071,000
                                ============          =======          ============           ============

           Net unrealized losses on available-for-sale investment securities totaling $2,507,000 were recorded net of $867,000 in tax benefits as accumulated other comprehensive losses within shareholders' equity. There were no sales or transfers of available-for-sale investment securities during the year ended December 31, 1999.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.         INVESTMENT SECURITIES (Continued)

           Available-for-Sale: (Continued)

                                                                     1998
                                --------------------------------------------------------------------------------
                                                          Gross                 Gross                 Estimated
                                 Amortized             Unrealized             Unrealized                Market
                                    Cost                  Gains                 Losses                   Value
                                ------------          ------------           ------------           ------------
U.S. Treasury
    securities                  $    499,000          $      1,000                                  $    500,000
U.S. Government
    agencies                      26,251,000               155,000           $    (35,000)            26,371,000
Obligations of states
    and political sub-
    divisions                     15,306,000               233,000               (172,000)            15,367,000
Government guaran-
    teed mortgage-
    backed securities              8,452,000                27,000                (44,000)             8,435,000
Corporate debt
    securities                     4,052,000                23,000                (11,000)             4,064,000
Federal Reserve
    Bank stock                       211,000                                                             211,000
Federal Home Loan
    Bank stock                       576,000                                                             576,000
Pacific Coast Bankers
    Bank stock                        75,000                                                              75,000
                                ------------          ------------           ------------           ------------
                                $ 55,422,000          $    439,000           $   (262,000)          $ 55,599,000
                                ============          ============           ============           ============

           Net unrealized gains on available-for-sale investment securities totaling $177,000 were recorded net of $62,000 in tax liabilities as accumulated other comprehensive income within shareholders' equity. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 1998 totaled $508,000 and $8,000, respectively. Proceeds and gross realized gains and losses from the sale of available-for- sale investment securities for the year ended December 31, 1997 totaled $4,176,000, $17,000 and $9,000, respectively. There were no transfers of available-for-sale investment securities during the years ended December 31, 1998 and 1997.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.         INVESTMENT SECURITIES (Continued)

           Held-to Maturity:

                                                              1999
                                ----------------------------------------------------------------------
                                                     Gross              Gross               Estimated
                                 Amortized         Unrealized         Unrealized              Market
                                    Cost             Gains              Losses                Value
                                -----------          ------          -----------           -----------
U.S. Government
    agencies                    $ 1,000,000                          $   (32,000)          $   968,000
Obligations of states
    and political sub-
    divisions                     1,060,000                              (42,000)            1,018,000
Government guaran-
    teed mortgage-
    backed securities                38,000          $1,000                                     39,000
Other securities                    170,000                                                    170,000
                                -----------          ------          -----------           -----------

                                $ 2,268,000          $1,000          $   (74,000)          $ 2,195,000
                                ===========          ======          ===========           ===========


                                                              1998
                                ----------------------------------------------------------------------
                                                      Gross             Gross               Estimated
                                 Amortized         Unrealized        Unrealized              Market
                                    Cost              Gains            Losses                Value
                                -----------          ------          -----------           -----------
U.S. Government
    agencies                    $1,000,000          $   13,000                              $1,013,000
Obligations of states
    and political sub-
    divisions                      835,000              20,000                                 855,000
Government guaran-
    teed mortgage-
    backed securities               53,000               2,000                                  55,000
                                ----------          ----------          ---                 ----------

                                $1,888,000          $   35,000          $ -                 $1,923,000
                                ==========          ==========          ===                 ==========

           There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 1999, 1998 and 1997.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.         INVESTMENT SECURITIES (Continued)

           The amortized cost and estimated market value of investment securities at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Available-for-Sale                        Held-to-Maturity
                                  --------------------------------          --------------------------------
                                                        Estimated                                Estimated
                                   Amortized             Market              Amortized             Market
                                     Cost                 Value                 Cost                Value
                                  -----------          -----------          -----------          -----------
Within one year                   $   481,000          $   481,000          $    25,000          $    25,000
After one year
  through five years               14,317,000           13,786,000               85,000               85,000
After five years
  through ten years                 7,290,000            6,987,000            1,000,000              968,000
After ten years                    14,286,000           12,777,000              950,000              908,000
                                  -----------          -----------          -----------          -----------

                                   36,374,000           34,031,000            2,060,000            1,986,000

Investment securities
    not due at a single
    maturity date:
     Government guar-
       anteed mortgage-
       backed securities            5,877,000            5,791,000               38,000               39,000
     SBA loan pools                 3,282,000            3,204,000
     Federal Reserve
       Bank stock                     212,000              212,000
     Federal Home
       Loan Bank
       stock                          758,000              758,000
     Pacific Coast
       Bankers bank
       stock                           75,000               75,000
     Other securities                                                           170,000              170,000
                                  -----------          -----------          -----------          -----------

                                  $46,578,000          $44,071,000          $ 2,268,000          $ 2,195,000
                                  ===========          ===========          ===========          ===========

           Investment securities with amortized costs totaling $30,706,000 and $10,491,000 and market values totaling $29,066,000 and $10,605,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements at December 31, 1999 and 1998, respectively.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.         LOANS AND LEASES

           Outstanding loans and leases are summarized as follows:

                                                              December 31,
                                                  -------------------------------------
                                                       1999                    1998
                                                  -------------           -------------
Commercial                                        $  29,174,000           $  30,580,000
Real estate - mortgage                              126,294,000              91,244,000
Real estate - construction                           36,012,000              19,381,000
Lease financing                                       1,763,000               1,383,000
Installment                                           5,315,000               5,323,000
Agricultural                                         15,370,000              16,268,000
                                                  -------------           -------------
                                                    213,928,000             164,179,000
Deferred loan and lease origination fees
    and costs, net                                     (515,000)               (405,000)
Allowance for loan and lease losses                  (2,886,000)             (2,431,000)
                                                  -------------           -------------
                                                  $ 210,527,000           $ 161,343,000
                                                  =============           =============

           Changes in the allowance for loan and lease losses were as follows:

                                                         Year Ended December 31,
                                         -------------------------------------------------------
                                             1999                  1998                  1997
                                         -----------           -----------           -----------
Balance, beginning of year               $ 2,431,000           $ 2,624,000           $ 1,868,000
Provision charged to operations              540,000               775,000             1,070,000
Losses charged to allowance                 (220,000)           (1,044,000)             (360,000)
Recoveries                                   135,000                76,000                46,000
                                         -----------           -----------           -----------

    Balance, end of year                 $ 2,886,000           $ 2,431,000           $ 2,624,000
                                         ===========           ===========           ===========

           The recorded investment in loans that were considered to be impaired totaled $454,000 and $1,129,000 at December 31, 1999 and 1998,
           respectively. The related allowance for loan losses for these loans at December 31, 1999 and 1998 was $96,000 and $294,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was $952,000, $1,753,000 and
           $2,689,000, respectively. The Company recognized $3,000, $66,000 and $172,000 in interest income on impaired loans during these same periods on a cash basis.

           At December 31, 1999 and 1998, nonaccrual loans totaled $543,000 and $1,406,000, respectively. Interest foregone on nonaccrual loans totaled $27,000, $67,000 and $172,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

           Salaries and employee benefits totaling $779,000, $706,000 and $708,000 have been deferred as loan and lease origination costs during 1999, 1998 and 1997, respectively.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.         OTHER REAL ESTATE

           Other real estate consisted of the following:

                                        December 31,
                             ---------------------------------
                                 1999                  1998
                             -----------           -----------
Other real estate            $ 1,481,000           $ 2,293,000
Valuation allowance             (766,000)             (746,000)
                             -----------           -----------

                             $   715,000           $ 1,547,000
                             ===========           ===========

           In October 1998, management determined that the carrying value of former bank premises was not recoverable. Accordingly, the carrying value of the building was eliminated through a charge to other expenses totaling $72,000 to reflect the impairment.

           There was no depreciation expense on other real estate during 1999. Depreciation expense on former bank premises totaled $26,000 and $31,000 for the years ended December 31, 1998 and 1997, respectively.

           Changes in the valuation allowance for other real estate were as follows:

                                                      Year Ended December 31,
                                       -------------------------------------------------
                                          1999                1998                1997
                                       ---------           ---------           ---------
Balance, beginning of year             $ 746,000           $ 314,000           $ 252,000
Provision for losses on other
    real estate                           25,000             432,000             309,000
Losses charged to allowance               (5,000)                               (247,000)
                                       ---------           ---------           ---------

Balance, end of year                   $ 766,000           $ 746,000           $ 314,000
                                       =========           =========           =========

6.         BANK PREMISES AND EQUIPMENT

           Bank premises and equipment consisted of the following:

                                                         December 31,
                                              -----------------------------------
                                                  1999                   1998
                                              ------------           ------------
Land                                          $  2,476,000           $  2,476,000
Building and improvements                        4,565,000              4,565,000
Furniture, fixtures and equipment                5,857,000              4,645,000
Leasehold improvements                             367,000                344,000
Construction in progress                           400,000                426,000
                                              ------------           ------------
                                                13,665,000             12,456,000
       Less accumulated depreciation
           and amortization                     (4,794,000)            (4,086,000)
                                              ------------           ------------

                                              $  8,871,000           $  8,370,000
                                              ============           ============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.         BANK PREMISES AND EQUIPMENT (Continued)

           In December 1998, management determined that the carrying amount of certain equipment and software were not recoverable. Accordingly, the carrying value of the equipment and software was eliminated through a charge to other expenses totaling $321,000 to reflect the impairment.

           Depreciation and amortization included in occupancy and equipment expense totaled $850,000, $887,000 and $754,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.         ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

           Accrued interest receivable and other assets consisted of the following:

                                                       December 31,
                                              ------------------------------
                                                    1999                1998
                                              ----------          ----------
Accrued interest receivable                   $2,580,000          $2,121,000
Deferred tax assets, net (Note 13)             2,852,000           1,527,000
Cash surrender value of officer life
    insurance policies (Note 15)               2,613,000           2,125,000
Deposit premium, net (Note 18)                   262,000             299,000
Prepaid expenses                                 624,000             459,000
Other                                            727,000             638,000
                                              ----------          ----------

                                              $9,658,000          $7,169,000
                                              ==========          ==========

8.         INTEREST-BEARING DEPOSITS

           Interest-bearing deposits consisted of the following:

                                           December 31,
                                ----------------------------------
                                        1999                  1998
                                ------------          ------------
Savings                         $ 20,780,000          $ 20,964,000
NOW accounts                      24,175,000            22,477,000
Money market                      31,838,000            25,906,000
Time, $100,000 or more            45,929,000            43,128,000
Other time                        78,830,000            79,354,000
                                ------------          ------------

                                $201,552,000          $191,829,000
                                ============          ============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.         INTEREST-BEARING DEPOSITS (Continued)

           Aggregate annual maturities of time deposits are as follows:

  Year Ending
  December 31,
      2000          $117,237,000
      2001             5,971,000
      2002             1,381,000
      2003                 1,000
   Thereafter            169,000
                    ------------
                    $124,759,000
                    ============

           Interest expense recognized on interest-bearing deposits consisted of the following:

                                              Year Ended December 31,
                                --------------------------------------------------
                                   1999                1998                1997
                                ----------          ----------          ----------
Savings                         $  436,000          $  451,000          $  479,000
NOW accounts                       329,000             374,000             337,000
Money market                     1,026,000             848,000             936,000
Time, $100,000 or more           1,822,000           1,913,000           1,233,000
Other time                       3,976,000           4,284,000           4,290,000
                                ----------          ----------          ----------
                                $7,589,000          $7,870,000          $7,275,000
                                ==========          ==========          ==========

9.         SHORT-TERM BORROWING ARRANGEMENTS

           The Company has $9,000,000 in unsecured borrowing arrangements with three of its correspondent banks. In addition, as of December 31, 1999, the Company could borrow up to $2,278,000 on an overnight basis from the Federal Reserve Bank, secured by investment securities with amortized costs totaling $2,500,000 and estimated market values totaling $2,348,000. There were no short-term borrowings outstanding under these arrangements at December 31, 1999 and 1998.

           At December 31, 1999, the Company could also borrow up to $13,980,000 from the Federal Home Loan Bank, secured by investment securities with amortized costs totaling $4,014,000 and estimated market values totaling $3,954,000 and mortgage loans with carrying values totaling approximately $15,383,000. An advance totaling $6,000,000 was outstanding from the Federal Home Loan Bank at December 31, 1999 bearing an interest rate of 5.91% and maturing on March 8, 2000. There were no short-term borrowings outstanding under this arrangement at December 31, 1998.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.         SHORT-TERM BORROWING ARRANGEMENTS (Continued)

           On March 23, 1999, the Company's Employee Stock Ownership Plan entered into an agreement with a director to establish a $300,000 unsecured revolving line of credit with a fixed interest rate of 8% and maturity date of March 23, 2001. Advances on the line of credit totaled $300,000 as of December 31, 1999.

10.        COMMITMENTS AND CONTINGENCIES

           Leases

           The Company leases certain of its branch offices under noncancelable operating leases. These leases expire on various dates through 2004 and have various renewal options ranging from five to ten years. Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments are as follows:

  Year Ending
  December 31,
      2000          $  375,000
      2001             308,000
      2002             237,000
      2003             148,000
      2004              82,000
                    ----------
                    $1,150,000
                    ==========

           Rental expense included in occupancy expense totaled $273,000, $292,000 and $242,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

           The Company subleases former branch offices for approximately $3,200 per month. The sublease income is expected to exceed all rental expenses associated with these properties.

           Financial Instruments With Off-Balance-Sheet Risk

           The subsidiaries are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of their customers and to reduce their exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

           The subsidiaries' exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The subsidiaries use the same credit policies in making commitments and letters of credit as they do for loans included on the balance sheet.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.        COMMITMENTS AND CONTINGENCIES (Continued)

           Financial Instruments With Off-Balance-Sheet Risk (Continued)

           The following financial instruments represent off-balance-sheet credit risk:

                                                               December 31,
                                                         1999                 1998
                                                     -----------          -----------
Commitments to extend credit:
     Revolving lines of credit secured by
          1-4 family residences                      $ 2,880,000          $ 3,758,000
     Commercial real estate, construction
          and land development commitments:
               Secured by real estate                 26,358,000           17,856,000
               Not secured by real estate                679,000
     Other commercial commitments not
          secured by real estate                      15,969,000           17,307,000
     Agricultural commitments                          5,826,000            8,728,000
     Other unused commitments                          3,794,000            3,712,000
                                                     -----------          -----------
                                                     $55,506,000          $51,361,000
                                                     ===========          ===========
Letters of credit                                    $   326,000          $   494,000
                                                     ===========          ===========

           Real estate commitments are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include deposits, accounts receivable, inventory, equipment, income-producing commercial properties and residential real estate.

           Letters of credit are conditional commitments to guarantee the performance or financial obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.        COMMITMENTS AND CONTINGENCIES (Continued)

           Significant Concentrations of Credit Risk

           The subsidiaries grant real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout El Dorado, Placer, Sacramento and Lake counties.

           Although the subsidiaries have diversified loan and lease portfolios, a substantial portion of their portfolios is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans. In addition, a substantial portion of the loans in the Lake county area are dependent upon the agribusiness and resort and recreational economic sectors.

           Contingencies

           The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company or its subsidiaries.

           Federal Reserve Requirement

           Banks are required to maintain reserves with the Federal Reserve Bank equal to the percentage of their reservable deposits. The reserve balances held by the subsidiaries with the Federal Reserve Bank totaled $1,625,000 as of December 31, 1999.

           Correspondent Banking Agreements

           The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements. Deposits totaling $2,924,000 at December 31, 1999 exceeded the federal insurance limits.

11.        SHAREHOLDERS' EQUITY

           Dividends

           Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three- year period. In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of
           (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 1999, the subsidiaries had $4,509,000 in retained earnings available for dividend payments to the Company.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.        SHAREHOLDERS' EQUITY (Continued)

           Earnings Per Share

           A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                               Weighted
                                                                Average
                                                               Number of
                                             Net                 Shares         Per Share
      For the Year Ended                    Income            Outstanding        Amount
      ------------------                    ------            -----------        ------
December 31, 1999

Basic earnings per share                  $2,805,000           2,501,000          $1.12
                                                                                  =====
Effect of dilutive stock options                                  75,000
                                          ----------          ----------
Diluted earnings per share                $2,805,000           2,576,000          $1.09
                                          ==========          ==========          =====
December 31, 1998

Basic earnings per share                  $1,101,000          $2,368,000          $ .46
                                                                                  =====
Effect of dilutive stock options                                 123,000
                                          ----------          ----------
Diluted earnings per share                $1,101,000           2,491,000          $ .44
                                          ==========          ==========          =====
December 31, 1997

Basic earnings per share                  $1,951,000           2,285,000          $ .85
                                                                                  =====
Effect of dilutive stock options                                 105,000
                                          ----------          ----------
Diluted earnings per share                $1,951,000           2,390,000          $ .82
                                          ==========          ==========          =====

           Stock Options

           In 1999, 1997 and 1989, the Board of Directors adopted stock option plans for which 502,570 shares of common stock remain reserved for issuance to employees and Directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Outstanding options under the 1997 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.        SHAREHOLDERS' EQUITY (Continued)

           Stock Options (Continued)

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for options granted under its stock option plan. Had compensation cost for the plan been determined based on the fair value at grant date for awards in 1999 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Compensation expense is recognized in the years in which the options become vested.

                                                        Year Ended December 31,
                                      -----------------------------------------------------------
                                           1999                   1998                   1997
                                      -------------          -------------          -------------
Net earnings - as reported            $   2,805,000          $   1,101,000          $   1,951,000
Net earnings - pro forma              $   2,630,000          $   1,054,000          $   1,904,000

Basic earnings per share -
    as reported                       $        1.12          $         .46          $         .85
Basic earnings per share -
    pro forma                         $        1.05          $         .45          $         .83

Diluted earnings per share -
    as reported                       $        1.09          $         .44          $         .82
Diluted earnings per share -
    pro forma                         $        1.02          $         .42          $         .80

           The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                           December 31,            December 31,
                                              1999                    1997
                                        ----------------        ----------------
Dividend yield (not applicable)
Expected volatility                               100.84%       23.33% to 25.35%
Risk-free interest rate                   5.48% to 5.58%                    5.78%
Expected option life                            10 years                10 years

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.        SHAREHOLDERS' EQUITY (Continued)

           Stock Options (Continued)

           A summary of the combined activity within the plans follows:

                                        1999                                1998                              1997
                            ------------------------------     ------------------------------      -----------------------------
                                                 Weighted                          Weighted                          Weighted
                                                 Average                            Average                            Average
                                                 Exercise                          Exercise                           Exercise
                                 Shares           Price            Shares            Price            Shares            Price
                            -------------    -------------     -------------    -------------      ------------        ---------
Options outstanding
  beginning of year               249,119           $ 8.07           385,981           $ 7.68           344,403           $ 7.03

  Options granted                  60,500           $12.14                                               47,422           $11.97
  Options exercised               (91,679)          $ 6.50          (136,862)          $ 6.96           (11,943)          $ 7.22
  Options canceled                (25,307)          $ 9.02                                              (14,729)          $ 6.97
  Options resulting
     from stock
     dividends                      9,937           $ 9.99                                               20,828           $ 8.03
                            -------------                      -------------                       ------------

Options outstanding,
  end of year                     202,570           $ 9.97           249,119           $ 8.07           385,981           $ 7.68
                            =============                      =============                       ============

Options exercisable,
  end of year                     148,238           $ 9.48           210,557           $ 8.10           309,891           $ 7.40
                            =============                      =============                       ============

Weighted average
  fair value of options
  granted during the
  year                                              $ 7.07                                                                $ 6.45

        A summary of options outstanding at December 31, 1999 follows:

                              Number of             Weighted              Number of
                              Options                Average               Options
                             Outstanding            Remaining             Exercisable
                             December 31,          Contractual            December 31,
Range of Exercise Prices        1999                  Life                    1999
------------------------    -------------          -----------            ------------
        $ 4.19                  1,363               5.4 years                 1,363
        $ 5.90                 25,431               4.2 years                25,431
        $ 6.30                  2,543               4.9 years                 2,543
        $ 8.17                 44,074               6.9 years                40,646
        $ 8.62                  7,069                .2 years                 7,069
        $10.39                 28,875               7.5 years                17,325
        $10.82                 12,705               7.5 years                 7,623
        $11.04                  6,930               7.7 years                 4,158
        $12.14                 57,015               9.4 years                25,515
        $13.45                 16,565               3.3 years                16,565
                            ---------                                       -------
                              202,570                                       148,238
                            =========                                       =======

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.        SHAREHOLDERS' EQUITY (Continued)

           Common Stock Repurchase Program

           During 1999, the Board of Directors authorized the repurchase of up to 30,000 shares of the Company's common stock. Repurchases are generally made in the open market at market prices.

           Regulatory Capital

           The subsidiaries are subject to certain regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the subsidiaries' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

           The Company is subject to similar capital requirements administered by the Board of Governors of the Federal Reserve System.

           Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following pages. Each of these components is defined in the regulations. Management believes that the Company and its subsidiaries meet all their capital adequacy requirements as of December 31, 1999.

           In addition, the most recent notifications from the OCC and FDIC as of June 30, 1999 categorized each of the subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth on the following page. There are no conditions or events since that notification that management believes have changed the categories.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.        SHAREHOLDERS' EQUITY (Continued)

           Regulatory Capital (Continued)

                                                    1999                              1998                             1997
                                         ------------------------       ------------------------      -------------------------
                                            Amount          Ratio         Amount           Ratio        Amount            Ratio
                                         -----------        -----       -----------        -----      -----------         -----
Leverage Ratio

Western Sierra Bancorp and
    Subsidiaries                         $26,883,000         9.3%       $23,366,000         9.1%      $20,967,000          9.3%
Minimum regulatory requirement           $11,523,000         4.0%       $10,275,000         4.0%      $ 9,043,000          4.0%

Western Sierra National Bank             $10,745,000         7.7%       $ 9,000,000         7.4%      $ 8,224,000          8.3%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action             $ 7,005,000         5.0%       $ 6,060,000         5.0%      $ 4,953,000          5.0%
Minimum regulatory requirement           $ 5,604,000         4.0%       $ 4,848,000         4.0%      $ 3,963,000          4.0%

Roseville 1st National Bank              $ 4,789,000         8.0%       $ 4,024,000         8.0%      $ 3,832,000          8.6%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action             $ 3,005,000         5.0%       $ 2,527,000         5.0%      $ 2,226,000          5.0%
Minimum regulatory requirement           $ 2,404,000         4.0%       $ 2,022,000         4.0%      $ 1,781,000          4.0%

Lake Community Bank                      $ 8,582,000         9.9%       $ 9,014,000        10.7%      $ 8,562,000         10.4%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action             $ 4,340,000         5.0%       $ 4,205,000         5.0%      $ 4,124,000          5.0%
Minimum regulatory requirement           $ 3,472,000         4.0%       $ 3,364,000         4.0%      $ 3,299,000          4.0%

Tier 1 Risk-Based Capital Ratio

Western Sierra Bancorp and
    Subsidiaries                         $26,883,000        11.3%       $23,366,000        11.6%      $20,967,000         11.6%
Minimum regulatory requirement           $ 9,477,000         4.0%       $ 5,574,000         4.0%      $ 7,231,000          4.0%

Western Sierra National Bank             $10,745,000        10.0%       $ 9,000,000        10.0%      $ 8,224,000         10.2%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action             $ 6,463,000         6.0%       $ 5,397,000         6.0%      $ 4,817,000          6.0%
Minimum regulatory requirement           $ 4,308,000         4.0%       $ 3,598,000         4.0%      $ 3,211,000          4.0%

Roseville 1st National Bank              $ 4,789,000        10.0%       $ 4,024,000         9.7%      $ 3,832,000          9.3%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action             $ 2,884,000         6.0%       $ 2,489,000         5.0%      $ 2,485,000          6.0%
Minimum regulatory requirement           $ 1,923,000         4.0%       $ 1,660,000         4.0%      $ 1,657,000          4.0%

Lake Community Bank                      $ 8,582,000        10.8%       $ 9,014,000        13.2%      $ 8,562,000         14.5%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action             $ 4,756,000         6.0%       $ 4,091,000         6.0%      $ 3,544,000          6.0%
Minimum regulatory requirement           $ 3,171,000         4.0%       $ 2,727,000         4.0%      $ 2,363,000          4.0%

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.        SHAREHOLDERS' EQUITY (Continued)

           Regulatory Capital (Continued)

                                                1999                     1998                       1997
                                       ---------------------    ----------------------     ----------------------
                                          Amount      Ratio        Amount       Ratio        Amount        Ratio
                                       -----------   -------     -----------    ------     -----------    -------
Total Risk-Based Capital Ratio

Western Sierra Bancorp and
    Subsidiaries                       $29,769,000     12.6%     $25,601,000     12.8%     $23,172,000      12.8%
Minimum regulatory requirement         $18,950,000      8.0%     $16,042,000      8.0%     $14,444,000       8.0%

Western Sierra National Bank           $11,889,023     11.0%     $10,055,000     11.2%     $ 9,172,000      11.4%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action           $10,771,000     10.0%     $ 8,994,000     10.0%     $ 8,028,000      10.0%
Minimum regulatory requirement         $ 8,617,000      8.0%     $ 7,195,000      8.0%     $ 6,423,000       8.0%

Roseville 1st National Bank            $ 5,245,000     10.9%     $ 4,353,000     10.5%     $ 4,353,000      10.5%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action           $ 4,807,000     10.0%     $ 4,149,000     10.0%     $ 4,142,000      10.0%
Minimum regulatory requirement         $ 3,846,000      8.0%     $ 3,319,000      8.0%     $ 3,313,000       8.0%

Lake Community Bank                    $ 9,576,000     12.1%     $ 9,865,000     14.5%     $ 9,299,000      15.8%
Minimum requirement for "Well-
    Capitalized" institution under
    prompt corrective action           $ 7,927,000     10.0%     $ 6,798,000     10.0%     $ 5,886,000      10.0%
Minimum regulatory requirement         $ 6,342,000      8.0%     $ 5,439,000      8.0%     $ 4,709,000       8.0%

12.        OTHER EXPENSES

           Other expenses consisted of the following:

                                                  Year Ended December 31,
                                    --------------------------------------------------
                                        1999                1998                1997
                                    ----------          ----------          ----------
Advertising and promotion           $  166,000          $  244,000          $  222,000
Stationery and supplies                255,000             292,000             269,000
Professional fees                      664,000             599,000             394,000
Other real estate                      102,000             639,000             551,000
Other operating expenses             2,580,000           2,242,000           1,956,000
                                    ----------          ----------          ----------

                                    $3,767,000          $4,016,000          $3,392,000
                                    ==========          ==========          ==========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.        OTHER EXPENSES (Continued)

           Professional fees include amounts paid to outside vendors to perform accounting, data processing, courier and other deposit related services for companies maintaining large non- interest bearing deposits with the Company. Total costs incurred are dependent upon the volume of deposits and totaled $300,000 and $108,000 for the years ended December 31, 1999 and 1998, respectively. During the same periods the companies maintained average available balances of $12,718,000 and $5,931,000, respectively. If these deposits were considered to be interest bearing and the costs reclassified as interest expense, the Company's net interest margin would have decreased to 5.04% from 5.16% and to 5.27% from 5.35% for the years ended December 31, 1999 and 1998. In addition, the companies' non-interest bearing deposits at December 31, 1999 and 1998 totaled $11,336,000 and $26,766,000, respectively. The companies did not maintain significant deposits with the Company during 1997.

13.        INCOME TAXES

           The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                Federal                State                 Total
                              -----------           -----------           -----------
1999

Current                       $ 1,297,000           $   516,000           $ 1,813,000
Deferred                         (309,000)              (89,000)             (398,000)
                              -----------           -----------           -----------

       Income tax expense     $   988,000           $   427,000           $ 1,415,000
                              ===========           ===========           ===========

1998

Current                       $   735,000           $   287,000           $ 1,022,000
Deferred                         (360,000)             (143,000)             (503,000)
                              -----------           -----------           -----------

       Income tax expense     $   375,000           $   144,000           $   519,000
                              ===========           ===========           ===========

1997

Current                       $   994,000           $   403,000           $ 1,397,000
Deferred                         (176,000)              (72,000)             (248,000)
                              -----------           -----------           -----------

       Income tax expense     $   818,000           $   331,000           $ 1,149,000
                              ===========           ===========           ===========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.        INCOME TAXES (Continued)

           Deferred tax assets (liabilities) are comprised of the following at December 31, 1999 and 1998:

                                                           1999                  1998
                                                       -----------           -----------
Deferred tax assets:
    Allowance for loan and lease losses                $   966,000           $   751,000
    Other real estate                                      357,000               334,000
    Merger costs capitalized for tax purposes              387,000               262,000
    Deferred compensation                                  360,000               253,000
    Net operating loss carryforward                         80,000               159,000
    Future benefit of State tax deduction                  159,000                85,000
    Loans held for sale                                      1,000                16,000
    Organization costs                                       7,000                11,000
    Deposit purchase premium                                16,000                10,000
    Unrealized loss on available-for-sale
       investment securities                               867,000
    Other                                                   15,000                21,000
                                                       -----------           -----------

               Total deferred tax assets                 3,215,000             1,902,000
                                                       -----------           -----------

Deferred tax liabilities:
    Future liability of State deferred tax
       assets                                             (147,000)             (116,000)
    Adjustment for change in tax accounting
       method                                              (90,000)             (120,000)
    Federal Home Loan Bank stock
       dividends                                           (58,000)              (32,000)
    Bank premises and equipment                            (68,000)              (35,000)
    Unrealized gain on available-for-sale
       investment securities                                                     (62,000)
    Other                                                                        (10,000)
                                                       -----------           -----------

               Total deferred tax liabilities             (363,000)             (375,000)
                                                       -----------           -----------

               Net deferred tax assets                 $ 2,852,000           $ 1,527,000
                                                       ===========           ===========

           As of December 31, 1999, the Company has Federal net operating loss carryforwards totaling $235,000 which were acquired during the merger with R1CB and expire in 2004.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.        INCOME TAXES (Continued)

           The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                         1999                                   1998                                1997
                              --------------------------           --------------------------           ---------------------------
                                Amount             Rate %            Amount             Rate %            Amount             Rate %
                              -----------           ----           -----------           ----           -----------           ----
Federal income tax
  expense, at statutory
  rate                        $ 1,435,000           34.0           $   551,000           34.0           $ 1,054,000           34.0
State franchise tax, net
  of Federal tax effect           244,000            5.8               107,000            6.6               209,000            6.7
Benefit of tax-exempt
  income                         (278,000)          (6.6)             (166,000)          (10.2)             (81,000)          (2.6)
Tax-exempt income from
  life insurance policies         (61,000)          (1.5)              (60,000)          (3.7)              (38,000)          (1.2)
Taxable gain on surren-
  dered life insurance
  policy                                                                64,000            4.0
Other                              75,000            1.8                23,000            1.4                 5,000             .2
                              -----------           ----           -----------           ----           -----------           ----
       Total income tax
           expense            $ 1,415,000           33.5           $   519,000           32.1           $ 1,149,000           37.1
                              ===========           ====           ===========           ====           ===========           ====

14.        RELATED PARTY TRANSACTIONS

           During the normal course of business, the Company enters into transactions with related parties, including Directors. These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

           The following is a summary of the aggregate activity involving related parties during 1999:

           Borrowings from the Bank

Balance, January 1, 1999                                   $ 2,243,000

    Disbursements                                            6,832,000
    Amounts repaid                                          (2,428,000)
                                                           -----------

Balance, December 31, 1999                                 $ 6,647,000
                                                           ===========

Undisbursed commitments to related parties,
    December 31, 1999                                      $ 1,613,000
                                                           ===========

Deposits in the Bank

Average outstanding deposits from related parties
    for the year ended December 31, 1999                   $ 7,884,000
                                                           ===========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.        RELATED PARTY TRANSACTIONS (Continued)

           Loan to the Company's Employee Stock Ownership Plan (ESOP)

           The Company's ESOP established an unsecured revolving line of credit in the amount of $300,000 with a director during 1999. (See Notes 9 and 15.)

15.        EMPLOYEE BENEFIT PLANS

           Profit Sharing Plan

           The Western Sierra Bancorp and Subsidiaries 401KSOP is available to employees meeting certain service requirements. The Company's contribution to the plan is discretionary and is allocated in the same ratio as each participant's compensation bears to total compensation for all participants. Contributions totaled $65,000, $111,000 and $78,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

           Employee Stock Ownership Plan

           The Employee Stock Ownership Plan (ESOP) is designed to invest primarily in securities of the Company purchased on the open market. The purchase of shares is funded through contributions to the ESOP by the Company and loans from certain members of the Board of Directors. Contributions to the plan are at the sole discretion of the Board of Directors and are limited on a participant-by-participant basis to the lesser of $30,000 or 25% of the participant's compensation for the plan year. Compensation is defined as all compensation paid during the plan year which is considered to be W-2 income, to include amounts deferred under the Company's 401KSOP. Employer contributions vest at a rate of 20% per year after two years of employment. Employee contributions are not permitted. Benefits may be distributed in the form of qualifying Company securities or cash. However, participants have the right to demand that their benefits be distributed in the form of qualifying Company securities.

           During 1999, the ESOP purchased 17,702 shares of the Company's common stock with the proceeds of a $300,000 loan to the ESOP by a member of the Board of Directors. Interest expense of $17,000 was incurred during the year ended December 31, 1999.

           As the debt is repaid, shares are released and allocated to active employees in proportion to the debt service paid during the year. The debt of the ESOP is recorded as debt of the Company and the shares are reported as unearned ESOP shares in shareholders' equity. As shares are committed to be released, the Company reports compensation expense equal to the current market price of the shares, and the shares are recognized as outstanding for earnings per share and capital ratio computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are allocated to the participants; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

           Compensation expense of $179,000, $90,000 and $75,000 was recognized for the years ended December 31, 1999, 1998 and 1997, respectively.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.        EMPLOYEE BENEFIT PLANS (Continued)

           Employee Stock Ownership Plan (Continued)

           Allocated, committed-to-be-released and unallocated ESOP shares as of December 31, 1999, 1998 and 1997, adjusted for stock dividends, were as follows:

                                           1999              1998              1997
                                         --------          --------          --------
Allocated                                  22,928            19,665            19,665
Committed-to-be released                    3,346             3,263
Unallocated                                18,587
                                         --------          --------          --------
Total ESOP shares                          44,861            22,928            19,665
                                         ========          ========          ========
Fair value of unreleased shares          $265,000          $      -          $      -
                                         ========          ========          ========

           Salary Continuation Plan

           Under the salary continuation plan, the Company is obligated to provide key executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the executives. The estimated present value of these future benefits are accrued over the period from the effective date of the plan until the executives' expected retirement dates. The expense recognized under this plan totaled $206,000, $257,000 and $70,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

           Under this plan, the Company invested in single premium life insurance policies with cash surrender values totaling $2,613,000 and $2,125,000 at December 31, 1999 and 1998, respectively. On the consolidated balance sheet, the cash surrender value of life insurance polices is included in accrued interest receivable and other assets.

16.        COMPREHENSIVE INCOME

           Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders' Equity.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.        COMPREHENSIVE INCOME (Continued)

           At December 31, 1999, 1998 and 1997, the Company held securities classified as available-for-sale which had unrealized (losses) gains as follows:

                                                                          Tax
                                                   Before                Benefit                After
                                                     Tax                (Expense)                Tax
                                                 -----------           -----------           -----------
For the Year Ended December 31, 1999

Other comprehensive loss:
     Unrealized holding losses                   $(2,684,000)          $   929,000           $(1,755,000)
                                                 ===========           ===========           ===========

For the Year Ended December 31, 1998

Other comprehensive loss:
     Unrealized holding losses                   $   (39,000)          $    19,000           $   (20,000)
     Less: reclassification adjustment for
          gains included in net income                 8,000                (3,000)                5,000
                                                 -----------           -----------           -----------
               Net unrealized holding losses     $   (47,000)          $    22,000           $   (25,000)
                                                 ===========           ===========           ===========
For the Year Ended December 31, 1997

Other comprehensive income:
     Unrealized holding gains                    $   330,000           $  (122,000)          $   208,000
                                                 ===========           ===========           ===========

17.        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

           Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

           Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

           The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 1999 and 1998:

           Cash, cash equivalents and short-term borrowings: For cash, cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

           Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

           Loans and leases: For variable-rate loans and leases that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale are estimated using quoted market prices for similar loans. The fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

           Cash surrender value of life insurance policies: The fair value of life insurance policies are based on cash surrender values at each reporting date as provided by the insurers.

           Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analysis using interest rates offered by the Company at each reporting date for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

           Commitments to extend credit: Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no difference between the commitment amounts and their fair values. Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

           The estimated fair value of the Company's financial instruments are as follows:

                                                 December 31, 1999                         December 31, 1998
                                        ----------------------------------          ----------------------------------
                                          Carrying                Fair                Carrying               Fair
                                           Amount                 Value                Amount                Value
                                        ------------          ------------          ------------          ------------
Financial assets:
  Cash and due from banks               $ 15,738,000          $ 15,738,000          $ 12,046,000          $ 12,046,000
  Federal funds sold                       6,075,000             6,075,000            34,220,000            34,220,000
  Interest-bearing deposits
     in banks                                198,000               198,000             3,960,000             3,960,000
  Loans held for sale                        964,000               967,000             4,481,000             4,502,000
  Investment securities                   46,514,000            46,441,000            57,492,000            57,527,000
  Loans and leases                       210,527,000           213,913,000           161,343,000           165,262,000
  Accrued interest receivable              2,580,000             2,580,000             2,121,000             2,121,000
  Cash surrender value of life
     insurance policies                    2,613,000             2,613,000             2,125,000             2,125,000
                                        ------------          ------------          ------------          ------------

                                        $285,209,000          $288,525,000          $277,788,000          $281,763,000
                                        ------------          ------------          ------------          ------------

Financial liabilities:
  Deposits                              $265,417,000          $266,371,000          $263,720,000          $265,759,000
  Short-term borrowings                    6,300,000             6,300,000               150,000               150,000
  Accrued interest payable                   697,000               697,000               816,000               816,000
                                        ------------          ------------          ------------          ------------

                                        $272,414,000          $273,368,000          $264,686,000          $266,725,000
                                        ============          ============          ============          ============

Off-balance-sheet financial
  instruments:
     Commitments to extend
       credit                           $ 55,506,000          $ 55,506,000          $ 51,361,000          $ 51,361,000
     Letters of credit                       326,000               326,000               494,000               494,000
                                        ------------          ------------          ------------          ------------

                                        $ 55,832,000          $ 55,832,000          $ 51,855,000          $ 51,855,000
                                        ------------          ------------          ------------          ------------

18.        BRANCH ACQUISITION

           The Company acquired certain assets and liabilities of the Lincoln branch of Wells Fargo Bank on February 21, 1997, summarized as follows:

Cash                                          $5,945,000
Fair value of assets and liabilities
     acquired, net                               129,000
Premium paid for deposits                        366,000
                                              ----------

          Deposits assumed                    $6,440,000
                                              ==========

           The deposit premium is included on the consolidated balance sheet in accrued interest receivable and other assets and is being amortized using the straight-line method over ten years. Amortization expense totaled $37,000 for each of the years ended December 31, 1999 and 1998 and $30,000 for the year ended December 31, 1997.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.        PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                                             BALANCE SHEET

                                                      DECEMBER 31, 1999 AND 1998


                                                                  1999                   1998
                                                              ------------           ------------
                            ASSETS
Cash and due from banks                                       $    940,000           $    463,000
Investment in subsidiaries                                      22,738,000             22,602,000
Trading securities                                                 175,000                  5,000
Held-to-maturity investment securities (market
     value of $170,000 in 1999)                                    170,000
Bank premises and equipment                                        651,000                603,000
Other assets                                                     1,534,000                578,000
                                                              ------------           ------------

          Total assets                                        $ 26,208,000           $ 24,251,000
                                                              ============           ============

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

Liabilities:
     Short-term borrowings                                    $    300,000           $    150,000
     Accrued expenses and other liabilities                        403,000                171,000
                                                              ------------           ------------

          Total liabilities                                        703,000                321,000
                                                              ------------           ------------

Shareholders' equity:
     Common stock                                               15,911,000             13,431,000
     Retained earnings                                          11,534,000             10,384,000
     Unearned ESOP shares                                         (300,000)
     Accumulated other comprehensive (loss)
          income                                                (1,640,000)               115,000
                                                              ------------           ------------

          Total shareholders' equity                            25,505,000             23,930,000
                                                              ------------           ------------

          Total liabilities and shareholders' equity          $ 26,208,000           $ 24,251,000
                                                              ============           ============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.        PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                               STATEMENT OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997

                                                        1999                 1998                  1997
                                                    -----------          -----------           -----------
Income:
     Dividends declared by subsidiaries -
          eliminated in consolidation               $ 1,850,000          $   456,000
     Other income from subsidiaries -
          eliminated in consolidation                 1,079,000
     Interest income                                                          11,000          $     2,000
     Unrealized appreciation on trading
          securities                                     42,000
                                                    -----------          -----------           -----------

          Total income                                2,971,000              467,000                 2,000
                                                    -----------          -----------           -----------

Expenses:
     Salaries and benefits                            1,521,000
     Occupancy and equipment                             69,000
     Data processing fees                               364,000
     Interest expense                                    12,000                1,000
     Professional fees                                  138,000                7,000                13,000
     Director fees                                       55,000               41,000                41,000
     Merger costs                                       194,000              456,000
     Other expenses                                     122,000               91,000                16,000
                                                    -----------          -----------           -----------

          Total expenses                              2,475,000              596,000                70,000
                                                    -----------          -----------           -----------

          Income (loss) before equity in
               undistributed income of
               subsidiaries                             496,000             (129,000)              (68,000)

Equity in undistributed income of
     subsidiaries                                     1,759,000              992,000             1,991,000
                                                    -----------          -----------           -----------

          Income before income tax benefit            2,255,000              863,000             1,923,000

Income tax benefit                                      550,000              238,000                28,000
                                                    -----------          -----------           -----------

          Net income                                $ 2,805,000          $ 1,101,000           $ 1,951,000
                                                    ===========          ===========           ===========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.        PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999                 1998                   1997
                                                        -----------           -----------           -----------
Cash flows from operating activities:
     Net income                                         $ 2,805,000           $ 1,101,000           $ 1,951,000
     Adjustments to reconcile net income to
          net cash provided by (used in)
          operating activities:
               Undistributed earnings of
                    subsidiaries                         (1,759,000)             (992,000)           (1,991,000)
               Increase in trading securities              (128,000)                                     (5,000)
               Unrealized appreciation on
                    trading securities                      (42,000)
               Depreciation                                  12,000
               Increase in other assets                    (659,000)             (179,000)              (11,000)
               Increase in other liabilities                232,000               170,000
               Deferred taxes                               (72,000)             (167,000)
                                                        -----------           -----------           -----------

                    Net cash provided by
                         (used in) operating
                         activities                         389,000               (67,000)              (56,000)
                                                        -----------           -----------           -----------

Cash flows from investing activities:
     Purchase of held-to-maturity invest-
          ment securities                                  (172,000)
     Proceeds from called held-to-maturity
          investment securities                               2,000
     Increase in construction in progress                    (6,000)                                    (80,000)
     Purchases of premises and equipment                    (54,000)             (603,000)
     Proceeds from the sale of assets to
          subsidiary                                                               80,000
                                                        -----------           -----------           -----------

                    Net cash used in investing
                         activities                        (230,000)             (523,000)              (80,000)
                                                        -----------           -----------           -----------

Cash flows from financing activities:
     (Repayment of) proceeds from short-
          term borrowings                                  (150,000)              150,000
     Repurchase of common stock                             (26,000)
     Proceeds from ESOP borrowings                          300,000
     Purchase of unearned ESOP shares                      (300,000)
     Payments for fractional shares                         (21,000)                                     (4,000)
     Proceeds from exercise of stock options                515,000               697,000                88,000
                                                        -----------           -----------           -----------

                    Net cash provided by
                         financing activities               318,000               847,000                84,000
                                                        -----------           -----------           -----------

                                   (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.        PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999                  1998                  1997
                                                            -----------           -----------           -----------
Net increase (decrease) in cash and cash
     equivalents                                            $   477,000           $   257,000           $   (52,000)

Cash and cash equivalents at beginning of
     year                                                       463,000               206,000               258,000
                                                            -----------           -----------           -----------

Cash and cash equivalents at end of year                    $   940,000           $   463,000           $   206,000
                                                            ===========           ===========           ===========


Supplemental disclosures of cash flow information:

     Cash paid during the year for interest
          expense                                           $    12,000           $     1,000

Non-cash investing activities:
     Net change in unrealized gain on
          available-for-sale investment
          securities                                        $(2,684,000)          $   (47,000)          $   330,000

Proceeds and tax benefit from stock
     issuance from Lake Community
     Bank prior to merger                                   $   159,000

Repurchase of common stock from
     Lake Community Bank prior to
     merger                                                 $   (27,000)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
20.        MERGERS

           Merger of Western Sierra Bancorp and Sentinel Community Bank

           On December 27, 1999, the Boards of Directors of Western Sierra Bancorp and Sentinel Community Bank approved a definitive merger agreement between the two companies. Under the agreement, each share of Sentinel Community Bank will be converted into the right to receive shares of the Company's common stock. Sentinel Community Bank will be merged with the Company's subsidiary, Western Sierra National Bank. The transaction will be accounted for under the pooling-of-interests method of accounting. It is expected that this merger will be accomplished in the second quarter of 2000, subject to shareholder and regulatory approval.

           The unaudited pro forma information set forth below assumes that the merger of the two companies took place on January 1, 1997 and that each share of Sentinel Community Bank was exchanged for 1.4910 shares of the Company's common stock. The information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated at that time.

           (Unaudited, Dollars in Thousands)

                                                         Years Ended December 31,
                                           --------------------------------------------------
                                              1999                1998                1997
                                           ----------          ----------          ----------
Net interest income                        $   17,650          $   15,859          $   14,661
Net income                                 $    3,308          $    1,702          $    1,631
Basic earnings per common share            $     1.03          $      .55          $      .55
Diluted earnings per common share          $     1.00          $      .53          $      .53

           Merger of Western Sierra National Bank and Roseville 1st National
           Bank

           The Company intends to merge Roseville 1st National Bank into Western Sierra National Bank. The merger is expected to be completed in the second quarter of 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION ON DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth certain information, as of March 15, 2000, with respect to those persons who are directors and executive officers of Western Sierra and its subsidiaries:

                                     Year First
                                     Appointed
                                     Director or
Name                         Age       Officer                 Title
----                         ---     -----------               -----
Joseph A. Surra              58         1983      Chairman of the Board of Western Sierra and
                                                  Western Sierra National Bank

Robert G. Albrecht           81         1983      Director of Western Sierra

Charles W. Bacchi            56         1993      Director of Western Sierra

Barbara L. Cook              68         1993      Director of Western Sierra

Kirk Dowdell                 37         1997      Executive Vice President and Chief Credit
                                                  Officer of Western Sierra and Western Sierra
                                                  National Bank.

Kirk C. Doyle                46         1999      Director of Western Sierra

William J. Fisher            52         1993      Director of Western Sierra

Lesa Fynes                   41         1987      Senior Vice President and Chief Financial
                                                  Officer of Western Sierra, Western Sierra
                                                  National Bank and Roseville 1st National Bank

Gary D. Gall                 48         1993      Director, President and Chief Executive
                                                  Officer of Western Sierra and Western Sierra
                                                  National Bank.

Richard L. Golemon           67         1983      Director of Western Sierra

John H. Helms                74         1999      Director of Western Sierra

Howard A. "Skip" Jahn        54         1999      Director of Western Sierra

Thomas Manz                  50         1999      Director of Western Sierra and Chairman of
                                                  the Board of Roseville 1st National Bank

Douglas A. Nordell           51         1999      President and Chief Executive Officer of Lake
                                                  Community Bank

Harold S. Prescott, Jr.      68         1983      Director of Western Sierra

Darol B. Rasmussen           78         1987      Director of Western Sierra

Osvaldo I. Scariot           73         1983      Director of Western Sierra

Richard C. Seeba             61         1999      Director and Executive Vice President of
                                                  Western Sierra and President and Chief
                                                  Executive Officer of Roseville 1st National
                                                  Bank

Howard "Bud" Van Lente       73         1999      Director of Western Sierra and Chairman of
                                                  the Board of Lake Community Bank

Thomas C. Warren             62         1999      Secretary of Western Sierra and Senior Vice
                                                  President and Manager of Information Systems
                                                  of Western Sierra

The business experience of each of the directors and executive officers for the past five years is described below.

JOSEPH A. SURRA has been the Assistant Superintendent of Business and Facilities for Auburn Union School district for fifteen years. He also owned and operated Gold Country Hardware Inc. for fifteen years. He was Director of Business Affairs to Sacramento State University and was responsible for budgeting, accounting and general services for eight years. He currently serves as a director on a nonprofit board.

ROBERT G. ALBRECHT was part owner of Wisner and Becker Contractor Engineers for thirty-three years and served as the President and Chief Executive Officer for twelve years. He retired in 1983. Mr. Albrecht bought Coyote Creek Ranch in Winnemucca, Nevada in 1982 and still runs the ranch today.

CHARLES W. BACCHI is a partner in Bacchi Ranch, Lotus, California. He was employed at the California State Legislature for over five years. The government of Guam also employed him as a political consultant of the governor for five years.

BARBARA L. COOK was an owner and partner with Cook and Cook Real Estate for thirteen years. She was also the co-owner of Coker and Cook Real Estate for three years. The business was sold in 1998 to Caldwell Banker where Ms. Cook continues as a Broker Associate.

KIRK DOWDELL has been Executive Vice President and Chief Credit Officer of Western Sierra since May, 1999 and Executive Vice President and Chief Credit Officer of Western Sierra National Bank since September, 1997. Prior to coming to Western Sierra National Bank he was Regional Vice President for the Banking Division of Commerce Security Bank. He has nine years banking experience.

KIRK DOYLE has been a director of Western Sierra since April 1999 and has served on the board of directors of Roseville 1st National Bank since 1994. Mr. Doyle is the founder and President of Kirk Doyle Realtor, a residential real estate company located in Roseville, California, and has held the position since 1983.

WILLIAM J. FISHER is an attorney and is the President and broker of Pacific States Development Corporation, a real estate development and marketing firm.

LESA FYNES has been with Western Sierra National Bank since 1987. She was promoted to Assistant Controller in August of 1989, and was promoted to Controller of Western Sierra National Bank in September of 1990. In October of 1998, Ms. Fynes was promoted to Chief Financial Officer of Western Sierra National Bank. She currently serves as the Senior Vice President and Chief Financial Officer of Western Sierra, Western Sierra National Bank and Roseville 1st National Bank. In 1997, Ms. Fynes successfully passed the Certified Public Accountant exam.

GARY D. GALL has been President and Chief Executive Officer of Western Sierra National Bank since 1993. He has been President and Chief Executive Officer of Western Sierra since its formation in 1996. He previously served as the President and Chief Executive Officer of Delta National Bank for seven years. He has 27 years of banking experience. He currently serves on the Board of Trustees of Simpson College in Redding, California.

RICHARD GOLEMON was in the heating and air conditioning business for over thirty years. He moved to the area in 1970 and reactivated a dormant business, Mays Sheet Metal, which he successfully operated for fifteen years. He sold the business in 1985. He is semi-retired and manages his real estate investments.

JOHN H. HELMS founded Helms Petroleum Products Company in Lakeport in 1966. Mr. Helms has been in the petroleum distribution and marketing business for thirty-two years. His company has owned Two Jack's Mini Stop Stores since 1978, the Helms General Tire Company since 1970 and Lampson Field Chevron Service since 1981. In addition, Mr. Helms is a founding organizer and director of Lake Community Bank.

HOWARD JAHN has been a director of Roseville 1st National Bank since 1992. Mr. Jahn is a founder and member of Jackson and Jahn, LLC, a real estate development company organized in 1997. Prior to his involvement with Jackson and Jahn, LLC, Mr. Jahn was a senior vice president of CB Commercial, a commercial real estate brokerage firm, for over 20 years.

THOMAS MANZ has been on the board of directors and served as Chairman of the Board of Roseville 1st National Bank since 1992. Mr. Manz is the founder and President of TJM Enterprises, a real estate development company organized in 1993. From 1993 to 1997, Mr. Manz was a general partner of Buzz Oates Enterprise, a partnership engaged in the business of real estate development.

DOUGLAS A. NORDELL has been the President and Chief Executive Officer of Lake Community Bank since November, 1998. He also served as the Executive Vice President and Chief Operating Officer of Roseville 1st National Bank since November, 1994. From December, 1991 through November, 1994 he was co-owner of three convenience mini marts known as Square Deal Marts, Inc. in Chico, California. Prior to that he served in various banking management positions for nineteen years.

HAROLD S. PRESCOTT, JR. is licensed to practice engineering in Washington, Oregon and California. He founded Prescott Engineering in 1973 as a sole proprietor. Today he is a consulting engineer and semi-retired.

DAROL B. RASMUSSEN practiced dentistry for thirty years in Carmichael, California. He is now retired. Dr. Rasmussen currently serves as a Director on the Sacramento College Foundation board.

OSVALDO I. SCARIOT owned and operated El Dorado Disposal Service and Western El Dorado Recovery System for over 50 years. He sold the business in 1998. He is now retired.

RICHARD C. SEEBA has served as Executive Vice President of Western Sierra since April, 1999 and as the President and Chief Executive Officer of Roseville 1st National Bank since 1990 and has been a director of Roseville 1st National Bank since 1990. Prior to joining Roseville 1st National Bank, Mr. Seeba had been employed in the banking industry for over 40 years.

HOWARD ("BUD") VAN LENTE is a long time resident of the Lakeport area, and serves as the Chairman of the Board of Directors of Lake Community Bank. Mr. Van Lente was a licensed real estate broker. He was a seven-year member of the Lakeport Planning Commission, and the former Mayor of the City of Lakeport. Mr. Van Lente is a partner in a real estate investment company and has owned a real estate brokerage firm. He and his wife, Gwen, have also owned several business operations in Lakeport. Mr. Van Lente is a founding organizer of the Lake Community Bank and chaired the organizing committee.

THOMAS C. WARREN has served as Senior Vice President and Manager of Information Systems of Western Sierra since April, 1999. He also served as Senior Vice President and Chief Financial Officer of Roseville 1st National Bank until July, 1999. Prior to joining Roseville 1st National Bank, he was engaged as a consultant to a community development bank and various start-up companies in San Diego, California. Mr. Warren has served as a senior officer with the Federal Reserve System and other financial institutions for over 30 years.

WESTERN SIERRA'S BOARD OF DIRECTORS AND COMMITTEES. Western Sierra's Board of Directors met fifteen (15) times in 1999. None of Western Sierra's directors attended less than 75 percent of all of Western Sierra's Board of Directors' meetings and committee meetings (of which they were a member).

Western Sierra has an Audit Committee which met seven (7) times in 1999. The Audit Committee consists of Robert Albrecht, Charles Bacchi, Barbara Cook and Harold Prescott. The purpose of the Audit Committee is to review all internal and external examination reports, review internal audit findings and during 1999, to monitor Year 2000 progress and to select Western Sierra's independent certified public accountants.

Western Sierra has an Executive Committee which met fifteen (15) times in 1999. The Executive Committee consists of Robert Albrecht, Kirk Doyle, Gary Gall, Osvaldo Scariot, Richard Seeba, Joseph Surra and Howard Van Lente. The purpose of the Executive Committee is to review policies, review human resource issues, grant stock options and approve other personnel matters which are in excess of management's authority, consider mergers and acquisitions, develop marketing programs and participate in strategic planning.

There are no known family relationships amongst the above-described people. None of the above-described people or any person nominated to become a director or any promoter or control person has, in the last five years:

a. Filed personal bankruptcy or been a general partner or executive officer of a business that has filed bankruptcy.

b. Been convicted in a criminal proceedings and is not currently subject to a pending criminal proceedings.

c. Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, baring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities.

d. Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

All of the above mentioned people are in compliance with Section 16(a) of the Exchange Act with respect to the most recent fiscal year, to the best of their knowledge.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

Director Compensation. During 1999, outside directors received $300 per month from Western Sierra for director fees and directors of each of the subsidiary banks received $300 per month from the subsidiary banks on which they serve, for director fees, except the Chairman of the Board of Western Sierra, who received $1,000 per month from Western Sierra and the Chairmen of the Boards of each of the subsidiary banks who received $500 per month from the subsidiary banks on which they serve as Chairman. The outside directors of each of the subsidiary banks will also receive $200 per month from the subsidiary banks on which they serve as loan committee members.

In November, 1996, each of the then directors of Western Sierra, other than Mr. Gall, was granted stock options to acquire 4,897 shares of Western Sierra common stock, all at an exercise price of $8.17 per share. The options are for a term of ten years expiring in November, 2006. These options were fully vested upon the grant.

In May, 1999, each of the directors of Western Sierra who was a director in 1998, other than Mr. Gall, was granted stock options to acquire 2,100 shares of Western Sierra common stock, all at an exercise price of $12.143 per share. The options are for a term of ten years expiring in May, 2009. These options were fully vested upon the grant.

During 1999, each of the directors of Western Sierra also participated in Western Sierra's incentive compensation plan and each, other than Mr. Gall and Mr. Seeba earned a bonus as follows: Western Sierra directors prior to the merger date of April 30, 1999 - $8,767.20 and Western Sierra directors who became directors after the merger date of April 30, 1999 - $6,187.33.

Executive Compensation. The executive officers of Western Sierra received during 1999, and will receive in 2000, cash compensation in their capacities as executive officers of Western Sierra and the subsidiary banks.

The following table sets forth a summary of the compensation paid during Western Sierra's past three fiscal years for services rendered in all capacities to Gary
D. Gall, the President and Chief Executive Officer of Western Sierra and Western Sierra National Bank and to Kirk Dowdell, the Executive Vice President and Chief Credit Officer of Western Sierra and Western Sierra National Bank, the only executive officers of Western Sierra and/or the subsidiary banks whose annual base compensation and bonus exceeded $100,000 during Western Sierra's 1999 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                -----------------------
                                                                                Long Term Compensation
       Annual Compensation                                                      -----------------------
                                                                                  Awards                    Payouts
--------------------------------------------------------------------------------------------------------------------------------

               (a)                    (b)      (c)        (d)        (e)           (f)           (g)          (h)        (i)
--------------------------------------------------------------------------------------------------------------------------------
                                                                    Other
                                                                    Annual      Restricted                             All Other
            Name and                                                Compen-       Stock                      LTIP       Compen-
            Principal                        Salary      Bonus     sation(1)     Award(s)      Options/     Payouts    sation(3)
            Position                 Year      ($)        ($)        ($)           ($)          SARs(2)       ($)        ($)
--------------------------------------------------------------------------------------------------------------------------------
Gary D. Gall, President,             1999    155,219     87,972     12,922          0           23,100         0
CEO and Director                     -------------------------------------------------------------------------------------------
of Western Sierra and Western        1998    140,500    106,486     11,147          0                0         0         9,129
                                     -------------------------------------------------------------------------------------------
Sierra National Bank                 1997    127,500     67,529      8,497          0           28,875         0        10,773
--------------------------------------------------------------------------------------------------------------------------------

Kirk Dowdell, Executive              1999    100,980     23,424      9,570          0            1,575         0
Vice President and                   -------------------------------------------------------------------------------------------
Chief Credit Officer of              1998     89,900      6,100      8,305          0                0         0           180
Western Sierra and                   -------------------------------------------------------------------------------------------
Western Sierra National Bank(4)      1997     23,816     16,100          0          0            6,930         0            96
--------------------------------------------------------------------------------------------------------------------------------

(1) These amounts represent perquisites consisting of country club fees for all officers and automobile allowance and family health insurance premiums for Mr. Gall.

(2)  These amounts are adjusted for stock dividends. Western Sierra has no SARs.

(3) This amount represents Western Sierra's contribution for the cost of premiums for life insurance and 401(k) Plan and ESOP.

(4) Mr. Dowdell began his employment with Western Sierra National Bank in September, 1997.

                             OPTION/SAR GRANTS TABLE
                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------
    Individual Grants(1)
------------------------------------------------------------------------------------------------------
             (a)                  (b)                  (c)                  (d)              (e)
------------------------------------------------------------------------------------------------------
                             Options/SARs    % of Total Options/SARs    Exercise or
                                Granted       Granted to Employees      Base Price       Expiration
            Name                  (#)            in Fiscal Year          ($/Share)          Date
------------------------------------------------------------------------------------------------------
Gary D. Gall                    23,100                54.6                $12.143       May 19, 2009

Kirk Dowdell                     1,575                 3.7                $12.143       April 7, 2009
------------------------------------------------------------------------------------------------------

(1) Western Sierra has no SARs and the number of options and exercise price are adjusted for stock dividends.


                  OPTION/SAR EXERCISES AND YEAR END VALUE TABLE
            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            YEAR END OPTION/SAR VALUE

             (a)                  (b)                (c)                (d)                           (e)
---------------------------------------------------------------------------------------------------------------------
                                                                 Number of Unexercised        Value of Unexercised
                                                                    Options/SARs at               In-the-Money
                                                                     Year End(#)                  Options/SARs
                           Shares Acquired on   Value Realized       Exercisable/                at Year End($)
            Name              Exercise(#)            ($)          Unexercisable(1)       Exercisable/Unexercisable(1)
---------------------------------------------------------------------------------------------------------------------
Gary D. Gall                       0                 N/A           33,102/32,479               $149,840/$98,397

Kirk Dowdell                       0                 N/A             4,473/4,032               $14,019/$11,558
---------------------------------------------------------------------------------------------------------------------

N/A means not applicable.

(1)  Western Sierra has no SARs.

On December 4, 1997, Western Sierra National Bank entered into an agreement with Mr. Gall to provide him with severance benefits of up to two years' worth of his regular compensation at the time of severance of employment in the event of

- any merger or consolidation where Western Sierra National Bank is (A) not the surviving or resulting corporation or (B) the surviving corporation and the shareholders of Western Sierra at the time immediately prior to such merger will own less than 50% on a direct or indirect basis of the voting equity interests of the surviving corporation after such merger,

- upon transfer of all or substantially all of the assets of Western Sierra National Bank, or

- a sale of the equity securities of Western Sierra representing more than 50% of the aggregate voting power of all outstanding equity securities of Western Sierra to any person or entity, or any group of persons and/or entities acting in concert (any of these events shall be referred to as an "Acquisition").

The severance agreement is for a term of 5 years, and in the event of an Acquisition, if Mr. Gall is not given a new employment agreement that is satisfactory to him in his sole discretion within 15 days prior to the date of consummation of the Acquisition, then Western Sierra National Bank shall pay him the severance payment in a lump sum.

Mr. Gall also has a salary continuation agreement which provides that Western Sierra National Bank will pay him $75,000 per year for 15 years following his retirement from Western Sierra National Bank at age 65 or later ("Retirement Age"). In the event of disability while Mr. Gall is actively employed prior to Retirement Age, he will receive a benefit amount that is a percentage of the $75,000 per year for 15 years based on the vesting schedule below beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits provided by Western Sierra National Bank. In the event Mr. Gall dies while actively employed by Western Sierra National Bank prior to Retirement Age, his beneficiary will receive from Western Sierra National Bank a lump sum benefit amount equal to the present value (using an 8% discount rate) of $75,000 per year for fifteen years, as if such amount is to be paid starting one month after his death. In the event of termination with or without cause or voluntary termination, Mr. Gall shall receive a benefit amount that is a percentage of the $75,000 per year for 15 years based on the vesting schedule below for 15 years beginning with the month following the month in which Mr. Gall attains age 65 or beginning with the month following his death, if earlier. Mr. Gall may also elect to receive a benefit amount that is a percentage of the $75,000 per year for 15 years based on the vesting schedule below upon early retirement which is after at least 15 years of service beginning January 9, 1995. The vesting schedule is 5% per year of service for the first seventeen years beginning January 9, 1995, and decreases to an additional 3% per year of service for the last five years. Payment of salary continuation benefits to Mr. Gall is subject to his not working as an employee, independent contractor, or consultant of or for a branch of a financial institution located within a 15 mile radius of any branch of Western Sierra National Bank.

On December 4, 1997, Western Sierra National Bank entered into an agreement with Mr. Dowdell to provide him with severance benefits of up to two years' worth of his regular compensation at the time of severance of employment in the event of

- any merger or consolidation where Western Sierra National Bank is (A) not the surviving or resulting corporation or (B) the surviving corporation and the shareholders of Western Sierra at the time immediately prior to such merger will own less than 50% on a direct or indirect basis of the voting equity interests of the surviving corporation after such merger,

- upon transfer of all or substantially all of the assets of Western Sierra National Bank, or

- a sale of the equity securities of Western Sierra representing more than 50% of the aggregate voting power of all outstanding equity securities of Western Sierra to any person or entity, or any group of persons and/or entities acting in concert (any of these events shall be referred to as an "Acquisition").

The amount of the severance payment will be calculated as stated in the severance agreement and is determined by the total assets of Western Sierra National Bank at the time of the Acquisition. The severance agreement is for a term of 5 years, and in the event of an Acquisition, if Mr. Dowdell is not retained by the resulting corporation for at least one to two years in a position comparable to that of the highest level senior vice president of the resulting corporation or a position accepted by Mr. Dowdell, or the resulting corporation reduces his base salary from his base salary at the time of the Acquisition during the next one to two years following the Acquisition, then the resulting corporation shall pay him the severance payment in a lump sum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following tables show the beneficial ownership of shares of Western Sierra common stock and Sentinel Community common stock held by the principal shareholders and management of each corporation. The beneficial owner of a security is a person who, directly or indirectly, through any contract arrangement, understanding, relationship, or otherwise has or shares: (a) voting power which includes the power to vote, or to direct the voting of, the security or (b) investment power which includes the power to dispose, or to direct the disposition, of the security. The beneficial owner of a security is also a person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement, or device with the purpose or effect of divesting himself of beneficial ownership of a security or preventing the vesting of beneficial ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power over the securities. Shares subject to options presently exercisable or exercisable within 60 days of March 15, 2000 are deemed to be beneficially owned by the holder but are not treated as outstanding for computing the beneficial ownership of any other person.

Western Sierra Management. The following table shows as of March 15, 2000, the number of shares of Western Sierra common stock beneficially owned by each director and named executive officer of Western Sierra and by all Western Sierra directors and executive officers as a group.

                                                Western Sierra Common Stock             Percent
Beneficial Owner                                    Beneficially Owned                 of Class(1)
----------------                                ---------------------------           -----------

Directors and Named Executive Officers:
--------------------------------------
Robert G. Albrecht                                        88,745(2)                       3.5
Charles W. Bacchi                                         10,640(3)                        *
Barbara L. Cook                                            9,300                           *
Kirk Dowdell                                               5,696(4)                        *
Kirk Doyle                                                14,000(5)                        *
William J. Fisher                                         12,061(6)                        *
Gary D. Gall                                             147,425(7)                       5.8
Richard L. Golemon                                       121,603(8)                       4.8
John Helms                                                38,143(9)                       1.5
Howard Jahn                                               20,840(10)                       *
Thomas Manz                                               29,565(11)                      1.2
Harold S. Prescott, Jr.                                   64,268(12)                      2.5
Darol B. Rasmussen                                        55,812(13)                      2.2
Osvaldo I. Scariot                                       104,850(14)                      4.2
Richard C. Seeba                                         136,992(15)                      5.4
Joseph A. Surra                                          129,671(16)                      5.1
Howard Van Lente                                          26,100(17)                      1.0

All Directors and Executive                              735,484(18)                     28.1
Officers as a Group (20 in all)
______________________


*    Less than 1%.

(1) Includes shares subject to options held by the directors and executive officers that are exercisable within 60 days of March 15, 2000. These are treated as issued and outstanding for the purpose of computing the percentages of each director, named executive officer and the directors and executive officers as a group, but not for the purpose of computing the percentage of class of any other person.

(2) Mr. Albrecht has shared voting and investment powers as to 80,476 of these shares. The amount includes 6,997 shares acquirable by exercise of stock options.

(3) Mr. Bacchi has shared voting and investment powers as to 8,540 of these shares. The amount includes 2,100 shares acquirable by exercise of stock options.

(4) Mr. Dowdell has shared voting and investment powers as to 278 of these shares. The amount includes 4,788 shares acquirable by exercise of stock options.

(5) Mr. Doyle has shared voting and investment powers as to all of these shares.

(6) Mr. Fisher has shared voting and investment powers as to 5,064 of these shares. The amount includes 6,997 shares acquirable by exercise of stock options.

(7) Mr. Gall has shared voting and investment powers as to 99,856 of these shares as to which 98,798 shares were owned by Mr. Gall as co-trustee for Western Sierra's KSOP and Western Sierra's Employee Stock Ownership Plan. The amount includes 33,102 shares acquirable by exercise of stock options.

(8) Mr. Golemon has shared voting and investment powers as to 98,798 of these shares as co-trustee for Western Sierra's KSOP and Western Sierra's Employee Stock Ownership Plan. The amount includes 6,997 shares acquirable by exercise of stock options.

(9) Mr. Helms has shared voting and investment powers as to all of these shares.

(10) Mr. Jahn has shared voting and investment powers as to 15,278 of these shares.

(11) Mr. Manz has shared voting and investment powers as to 13,919 of these shares. The amount includes 5,722 shares acquirable by exercise of stock options.

(12) Mr. Prescott has shared voting and investment powers as to 53,911 of these shares.

(13) Dr. Rasmussen has shared voting and investment powers as to 35,326 of these shares. The amount includes 2,100 shares acquirable by exercise of stock options.

(14) Mr. Scariot has shared voting and investment powers as to 12,750 of these shares. The amount includes 2,100 shares acquirable by exercise of stock options.

(15) Mr. Seeba has shared voting and investment powers as to 118,651 of these shares as to which 98,798 shares were owned by Mr. Seeba as co-trustee for Western Sierra's KSOP and Western Sierra's Employee Stock Ownership Plan. The amount includes 5,915 shares acquirable by exercise of stock options.

(16) Mr. Surra has shared voting and investment powers as to 122,373 of these shares as to which 98,798 shares were owned by Mr. Surra as co-trustee for Western Sierra's KSOP and Western Sierra's Employee Stock Ownership Plan. The amount includes 6,997 shares acquirable by exercise of stock options.

(17) Mr. Van Lente has shared voting and investment powers as to all of these shares.

(18) The amount includes 94,875 shares acquirable by exercise of stock options.

Address information follows:

     Robert Albrecht, Barbara Cook, Darol Rasmussen, and
       Gary Gall all Cameron Park, Ca.
     Chuck Bacchi, Lotus, Ca.
     Kirk Doyle, Roseville, Ca.
     William Fisher, El Dorado Hills, Ca.
     Richard Golemon and Osvaldo Scariot, Placerville, Ca.
     John Helms and Howard Van Lente, Lakeport, Ca.
     Howard Jahn and Richard Seeba, Granite Bay, Ca.
     Thomas Manz and Kirk Dowdell, Sacramento, Ca.
     Harold Prescott, Diamond Springs, Ca.
     Joseph Surra, Orangevale, Ca.

There are no known arrangements, which would result in the change in control of Western Sierra Bancorp.

WESTERN SIERRA PRINCIPAL SHAREHOLDERS. Western Sierra's Board of Directors knows of no person who owns beneficially more than 5% of the outstanding shares of Western Sierra common stock as of March 15, 2000 except for the persons in the following table:

                                                          Western Sierra Common Stock
                                                               Beneficially Owned
                                                          ---------------------------
                                  Relationship             Number of        Percent
Name and Address(1)            with Western Sierra          Shares          of Class
-------------------          -----------------------       ---------        --------
Gary D. Gall                 President/CEO, Director       147,425            5.8
Richard C. Seeba             EVP, Director                 136,992            5.4
Joseph A. Surra              Director                      129,671            5.1

-------------------

(1) Messrs. Gall's, Seeba's and Surra's addresses are c/o Western Sierra Bancorp, 3350 Country Club Drive, Suite 202, Cameron Park, California 95682.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Some of the directors and executive officers of Western Sierra and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Western Sierra in the ordinary course of Western Sierra's business, and Western Sierra expects to have banking transactions with such persons in the future. In management's opinion, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and in the opinion of management did not involve more than a normal risk of collectibility or present other unfavorable features.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a) FINANCIAL STATEMENTS

         1.   Listed and included in Part II, Item 7.

         2.    Financial Statement Schedules:

               In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not applicable to or required of the Company or the required information is included in the financial statements or notes thereto.

        (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

        (c) EXHIBITS

        See Index to Exhibits at page 37 of this Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WESTERN SIERRA BANCORP

Date: March 30, 2000                   By: /s/ Gary D. Gall
                                            ------------------------------------
                                        Gary D. Gall, President and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Gary D. Gall                Date:  March 30, 2000
----------------------------------
Gary D. Gall, President and
Chief Executive Officer
(Principal Executive Officer)

        /s/ Lesa Fynes                  Date:  March 30, 2000
----------------------------------
Lesa Fynes, Senior Vice President
and Chief Financial Officer

        /s/ Joseph A. Surra             Date:  March 30, 2000
----------------------------------
Joseph A. Surra, Director and
Chairman of the Board

        /s/ Robert G. Albrecht          Date:  March 30, 2000
----------------------------------
Robert G. Albrecht, Director

        /s/ Charles W. Bacchi           Date:  March 30, 2000
----------------------------------
Charles W. Bacchi, Director

        /s/ Barbara L. Cook             Date:  March 30, 2000
----------------------------------
Barbara L. Cook, Director

       /s/ Kirk Dowdell                 Date:  March 30, 2000
----------------------------------
Kirk Dowdell, Executive Vice
President and Chief Credit Officer

       /s/ Kirk C. Doyle                Date:  March 30, 2000
----------------------------------
Kirk C. Doyle, Director

       /s/ William J. Fisher            Date:  March 30, 2000
----------------------------------
William J. Fisher, Director

       /s/ Richard L. Golemon           Date:  March 30, 2000
----------------------------------
Richard L. Golemon, Director

       /s/ John H. Helms                Date:  March 30, 2000
----------------------------------
John H. Helms, Director

       /s/ Howard A. Jahn               Date:  March 30, 2000
----------------------------------
Howard A. Jahn, Director

       /s/ Thomas Manz                  Date:  March 30, 2000
----------------------------------
Thomas Manz, Director

       /s/ Douglas A Nordell            Date:  March 30, 2000
----------------------------------
Douglas A Nordell, President and
CEO of Lake Community Bank

       /s/ Harold S. Prescott, Jr.      Date:  March 30, 2000
----------------------------------
Harold S. Prescott, Jr., Director

       /s/ Darol B. Rasmussen           Date:  March 30, 2000
----------------------------------
Darol B. Rasmussen, Director

       /s/ Osvaldo I. Scariot           Date:  March 30, 2000
----------------------------------
Osvaldo I. Scariot, Director

       /s/ Richard C. Seeba             Date:  March 30, 2000
----------------------------------
Richard C. Seeba, Director and
Executive Vice President Of Western
Sierra and President and Chief
Executive Officer of Roseville
1st National Bank

       /s/ Howard Van Lente             Date:  March 30, 2000
----------------------------------
Howard Van Lente, Director and
Chairman of the Board
of Lake Community Bank

       /s/ Thomas C. Warren             Date:  March 30, 2000
----------------------------------
Thomas C. Warren, Secretary and
Senior Vice President and
Manager of Information Systems

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                               EXHIBIT
-------                              -------

   1 Plan of acquisition etc. is filed in the registration statement Form S-4 on March 17, 2000 and incorporated here by this reference.

  3.1 Articles of Incorporation of Registrant filed in the registration statement of Registrant on Form S-4 file #333-6667 as Exhibit 3.2 is incorporated here by this reference.

  3.2 Bylaws as amended of Registrant filed in the registration statement of Registrant on Form S-4 File #333-6667 as
                Exhibit 3.2 is incorporated here by this reference.

  10 Material contracts of Registrant filed in the registration statement of Registrant on Form S-4 filed on March 17, 2000 as Exhibits 10.1 through 10.19 and are incorporated here by this reference.

  11            Statement re: computation of per share earnings is included in
                Note 1 to the audited financial statements on page F-16.

  21 The subsidiaries of the Registrant are Western Sierra National Bank, a national banking association, Lake Community Bank, a California banking corporation, and Roseville 1st National Bank, a national banking association.

  22 Various required consents are filed in the registration statement of the Registrant on Form S-4 as Exhibit 23 filed on March 17, 2000 and incorporated here by this reference.

  27            Financial Data Schedule