Form 10QSB
period 2000-03-31
WESTERN SIERRA BANCORP
filed 2000-05-15
CIK 1072688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended March 31, 2000, OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Transition Period from______________ to _______________.

                        Commission File Number: 000-22797

                             WESTERN SIERRA BANCORP
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                        68-0390121
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

      3350 COUNTRY CLUB DR. STE 202                                95682
           CAMERON PARK, CA.                                     (Zip Code)
  (Address of principal executive offices)

 (Registrant's telephone number, including area code):         (530) 677-5600

                     --------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   /X/       No
                            ---------      --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, No Par Value: Shares outstanding (2,503,822)
                                at March 31, 2000

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets
         At March 31, 2000 and December 31, 1999                                   3

         Consolidated Statements of Income
         Three Months Ended March 31, 2000 and 1999                                4

         Consolidated Statement of Changes in Shareholders' Equity
         Three Months Ended March 31, 2000 and Year Ended December 31, 1999        5

         Consolidated Statements of Comprehensive Income
         Three Months Ended March 31, 2000 and 1999                                5

         Consolidated Statements of Cash Flow
         Three Months Ended March 31, 2000 and 1999                                7

         Notes to Consolidated Financial Statements                              8-9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              9-14

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk           15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                        16

Items 2. through 6.                                                               16

Signatures                                                                        16


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                    WESTWERN SIERRA BANCORP and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                 (in thousands)


                                                                            March 31,                 December 31
                                   ASSETS                                     2000                       1999
                                                                      -------------------     --------------------
        Cash and due from banks                                                 $ 15,974                 $ 15,738
        Interest-bearing deposits in other banks                                       -                      198
        Federal funds sold                                                        38,445                    6,075
        Loans held for sale                                                          831                    1,182
        Trading securities                                                            84                      175
        Available-for-sale investment securities                                  43,926                   44,071
        Held-to-maturity investment securities(market
             value of $2,054 at March 31, 2000 and
             $2,195 at December 31, 1999)                                          2,118                    2,268
        Loans
             Gross loans                                                         226,482                  212,746
             Allowance for loan losses                                            (3,013)                  (2,886)
             Unearned income                                                        (479)                    (515)
        Premises and equipment, net                                                9,087                    8,871
        Other assets                                                              10,080                   11,337
                                                                      -------------------     --------------------

                                Total assets                                    $343,535                 $299,260
                                                                      ===================     ====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
        Deposits                                                                $314,055                 $265,417
        Short-term borrowings                                                        500                    6,300
        Other liabilities                                                          2,785                    2,038
                                                                      -------------------     --------------------
                               Total liabilities                                 317,340                  273,755
                                                                      -------------------     --------------------

        Shareholders' equity:
         Preferred stock - no par value; 10,000,000
          shares authorized:; none issued
        Common stock - no par value; 10,000,000 shares
          authorized; issued and outstanding: 2,503,822 shares
          at March 31, 2000 and 2,515,192 shares at December 31, 1999             15,690                   15,911
        Retained earnings                                                         12,349                   11,534
        Unearned ESOP shares                                                        (300)                    (300)
        Accumulated other comprehensive loss                                      (1,544)                  (1,640)
                                                                      -------------------     --------------------
                               Total shareholders' equity                         26,195                   25,505
                                                                      -------------------     --------------------
                               Total liabilities and
                                 shareholders' equity                           $343,535                 $299,260
                                                                      ===================     ====================

See notes to consolidated financial statements

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)
                                 (in thousands)


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                     -------------------------------------
                                                                                2000               1999
                                                                                ----               ----
       Interest and fees on loans                                                $5,039             $3,969
       Interest and dividends on
        investment securities:
            Taxable interest                                                        486                675
            Non taxable interest                                                    199                178
       Other interest                                                               222                210
                                                                     --------------------------------------
                Total interest income                                             5,946              5,032
                                                                     --------------------------------------
       Interest on deposits                                                       2,272              1,848
       Interest on short term borrowings                                             78                  3
                                                                     --------------------------------------
            Total interest expense                                                2,350              1,851
                                                                     --------------------------------------
            Net interest income                                                   3,596              3,181
       Provision for loan losses                                                    115                180
            Net interest income after                                --------------------------------------
            provision for loan losses                                             3,481              3,001
                                                                     --------------------------------------
       Other income
            Service charges and fees                                                428                343
            Other income                                                            175                399
       Other expenses
            Salaries and benefits                                                (1,526)            (1,468)
            Net occupancy expense                                                  (445)              (533)
            Other expenses                                                         (882)              (865)
                                                                     --------------------------------------
       Income before income tax                                                   1,231                877
       Income taxes                                                                 416                285
                                                                     --------------------------------------
            Net income                                                            $ 815              $ 592
                                                                     ======================================
       Earnings per share
            Basic                                                                 $0.32              $0.25
                                                                     ======================================
            Diluted                                                               $0.32              $0.23
                                                                     ======================================


See notes to consolidated financial statements

                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                  STATEMENT of CHANGES in SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                                        ACCUMULATED
                                                                   COMMON STOCK                            OTHER
                                                             -------------------------  RETAINED       COMPREHENSIVE
                                                               SHARES       AMOUNT      EARNINGS       INCOME (LOSS)       TOTAL
                                                              --------     -------     ---------       --------------     -------
Balance at January 1, 1999                                      2,326,966     $13,431       $10,384          $   115      $23,930
Net income                                                                                    2,805                         2,805
Unrealized losses on available-for-sale investment
  securities net of tax                                                                                       (1,755)      (1,755)
Stock options exercised and related tax benefit                    91,679         899                                         899
Stock dividend                                                    120,691       1,634        (1,634)                            -
Repurchase and retirement of common shares                         (4,199)        (53)                                        (53)
Fractional shares                                                  (1,358)                      (21)                          (21)
Unearned ESOP shares                                              (18,587)       (300)                                       (300)
                                                           -----------------------------------------------------------------------
Balance at December 31, 1999                                    2,515,192      15,611        11,534           (1,640)      25,505
Comprehensive income:
Net income                                                                                      815                           815
Unrealized gains on available-for-sale investment
  securities net of tax                                                                                            96          96
Stock options exercised and related tax benefit                    11,965         110                                         110
Repurchase and retirement of common shares                        (23,335)       -331                                        (331)
                                                           -----------------------------------------------------------------------
Balance at March 31, 2000                                       2,503,822     $15,390       $12,349          $(1,544)     $26,195
                                                           =======================================================================


                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                 CONSOLIDATED STATEMENT of COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                           -----------------------
                                                                                           2000              1999
                                                                                           ----              ----
Net income                                                                                        $815              $592
                                                                                    -------------------------------------

Othercomprehensive income (loss), before tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains(losses) arising during period                                   146              (446)



Income tax benefit (expense) related to item of other comprehensive income                         -50               154
                                                                                    -------------------------------------

Other comprehensive income (loss), net of taxes                                                     96              (292)
                                                                                    -------------------------------------

Comprehensive income                                                                              $911              $300
                                                                                    =====================================

See notes to consolidated financial statements

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------


                     WESTERN SIERRA BANCORP and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                        THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                               ---------------------------
                                                                                2000                 1999
                                                                               ------               ------
Cash flows from operating activities:
     Net income                                                                   $   815              $   592
     Adjustments to reconcile net income to cash
      provided by operating activities:
          Provision for loan and lease losses                                         115                  180
          Depreciation and amortization                                               138                  254
          Deferred loan origination costs and fees, net                               (36)                  21
          Proceeds from sale of trading securities                                     91
          Decrease in loans held for sale                                             351                1,523
          Increase in accrued interest receivable and other assets                    858                 (199)
          Increase in accrued interest payable and other liabilities                  753                  283
Net cash provided by operating                                           -----------------    -----------------
     activities                                                                     3,085                2,654
                                                                         -----------------    -----------------


Cash flows from investing activities:
          Net decrease in interest bearing deposits in bank                           198                1,187
          Proceeds from matured available-for-sale investment securities                3
          Proceeds from maturity of held-to-maturity investment securities            150
          Principal payments received from available-for-sale SBA pools
            and mortgage-backed securities                                          2,906                1,320
          Principal payments received from held-to-maturity
            mortgage-backed securities                                                                       2
          Purchase of available for sale investment securities                     (2,618)             (10,242)
          Net increase in loans and leases                                        (13,373)             (12,721)
          Purchase of premises and equipment                                         (354)
          Proceeds from sale of premises and equipment                                                     269

Net cash used in investing                                               -----------------    -----------------
     activities                                                                   (13,088)             (20,185)
                                                                         -----------------    -----------------


Cash flows from financing activities:
     Net increase in demand, interest-bearing and savings deposits                 16,313                  310
     Net increase (decrease) in time deposits                                      32,325               (3,798)
     Net decrease in short-term borrowings                                         (5,800)                (150)
     Proceeds from exercise of stock options                                          101                  298
     Repurchase of common stock                                                      (330)

Net cash provided by (used in) financing                                 -----------------    -----------------
     activities                                                                    42,609               (3,340)
                                                                         -----------------    -----------------


                                                                                        THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                 2000                  1999
                                                                              -----------          -----------
Increase (decrease) in cash and cash
     equivalents                                                                   32,606             (20,871)

Cash and cash equivalents at beginning of period                                   21,813               46,265
                                                                              -----------          -----------


Cash and cash equivalents at end of period                                        $54,419              $25,394
                                                                              ===========          ===========


See notes to consolidated financial statements

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION


         The financial information for Western Sierra Bancorp and Subsidiaries (the Company) included herein is unaudited (although the December 31, 1999 information is derived from audited financial statements) but has been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and the rules and regulations of the Securities and Exchange Commission
         (SEC) and in the opinion of management, include all adjustments (normal recurring entries only) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules and regulations. These statements should therefore be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the three months are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

         Effective April 30, 1999, Lake Community Bank and Roseville 1st Community Bancorp were merged into the Company in stock-for-stock transactions which were accounted for under the pooling-of interest method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combinations.

         In preparing such consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include, but are not limited to, risks from changes in economic/monetary policy; changes in interest rates, both paid and received; inflation or deflation; risks inherent in making loans; growth of loans and other assets; adequacy of allowance of loan losses and value of collateral; assessment of problem loans; fluctuations in consumer spending; demand for other bank products and services; dependence on senior Management; technology changes; ability to increase market share; expense projections; system systems conversion costs; acquisition costs and other uncertainties associated with the proposed acquisition of Sentinel Community Bank; changes in accounting policies and practices; costs and effects of litigation and other uncertainties. This Quarterly
         Report should be read to put such forward looking statements in context and to gain a more complete under standing of the risks and uncertainties involved in the business of the Company.


(2)      MERGERS

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

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------


MERGER OF WESTERN SIERRA NATIONAL BANK AND ROSEVILLE 1ST NATIONAL BANK The Company intends to merge Roseville 1st National Bank into Western Sierra National Bank. The merger is expected to be completed in the second quarter of 2000. The Company received regulatory approval for the merger on May 5, 2000.

            Item 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT 1955

Readers should note that in addition to the historical information contained herein, this Form 10-QSB contains forward looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to those disclosed in Part 1 as well as those disclosed in the Company's Annual Report on Form 10-KSB.

                                  INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows for the Company for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                               FINANCIAL CONDITION

Total assets at March 31, 2000 were $343.5 million, an increase of $44.2 million, or 14.77%, over total assets of $299.3 million at December 31, 1999. Loans, net of unearned fees, totaled $226.8 million, an increase of $13.4 million, or 6.28%, over the December 31, 1999 balance of $213.4 million. Federal funds sold increased $32.4 million over the prior period balance of $6.1 million. These increases should be looked at in conjunction with the increase in deposits of $48.6 million in the same period. The increase in deposits is a direct result of a marketing campaign to attract new deposits. It is the opinion of management that these new deposits will soon be used to fund an increased loan portfolio. In the short term they have been invested in Federal funds sold.


Total shareholders' equity of $26.2 million was an increase of $0.69 million over the balance at December 31, 1999 of $25.5 million. The increase in equity is due to an increase in retained earnings of $0.81 million, the exercise of stock options of $0.11 million and a decrease in the unrealized loss on available-for-sale investment securities of $0.96 million offset by the repurchase and retirement of small blocks of common stock totaling $0.33 million.

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------


       RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

EARNINGS SUMMARY

Net income was $0.815 million for the three-month period ended March 31, 2000, an increase of $0.223 million or 37.7% over the reported earnings of $0.592 million for the same quarter in 1999. Fully diluted earnings per share of $0.31 for the quarter were up from the fully diluted earnings per share of $0.23 in the year earlier period.

Factors contributing to the improved operating results included continued loan growth, an increase in net interest rate spread, a reduction in the provision for loan losses and improved operating efficiency.

Gross interest income on a fully tax-equivalent basis was up $0.922 million due to higher quarter-over- quarter volume of earning assets. Net interest income grew by $0.423 million, or 13%, to $3.666 million on a fully tax equivalent basis. Interest expense increased during the same period by $0.499 million. Some of the increase can be attributed to the overall increase in rates both charged and paid due to the actions of the Market Committee of the Federal Reserve. Most of the increase is due to the increase in the deposit base and an overall increase in loan volume and a migration from lower paying investment securities into loans.

ALLOWANCE FOR LOAN LOSSES
The provision for loan losses corresponds directly to the level of allowance that management deems adequate to offset potential loan losses. Among the factors used in determining the adequacy of the allowance are current economic conditions, the mix of the loan portfolio, past loan experience and such other micro and macro economic factors as deserve recognition in estimating potential loan losses. The allowance represents 1.33% of loans outstanding at period end. The addition to the reserve was $0.115 million this quarter compared to $0.180 million for the same quarter the prior year. It is the opinion of management that this lower provision for the quarter is justified by an overall increase in the loan portfolio quality.

NONINTEREST INCOME
Service charges and fees increased by $0.085 million due primarily to the increase in loan volume. However, non-interest income in total decreased by$139 thousand due to the sharp decrease in demand for mortgage loans, and subsequent loan sales, due to the increase in the rates charged for mortgages.

NON-INTEREST EXPENSE
Non-interest expenses decreased slightly, $0.013 million, due to improvements in operating efficiency. It is the opinion of management that further reductions will be realized in the future as the economics of scale resulting from the mergers are more fully realized.

The following table provides a summary of the major elements of income and expense for the first quarters of 2000 and 1999, respectfully. Interest on tax-free securities is reported on a tax equivalent basis that assumes a 35% Federal tax rate.

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                             -----------
                                                       2000               1999
(in thousands)                                    ---------------   --------------
Interest income                                       $5,946             $5,032
Tax-equivalent adjustment                                 70                 62
                                                  --------------------------------

Tax-equivalent interest income                         6,016              5,094
Interest expense                                      (2,350)            (1,851)
                                                  --------------------------------

Net tax-equivalent interest income                     3,666              3,243
Provision for loan losses                               (115)              (180)
Non-interest income                                      603                742
Non-interest expense                                  (2,853)            (2,866)
                                                  --------------------------------

Income before taxes                                    1,301                939
Income taxes                                            (416)              (285)
Tax-equivalent adjustment                                (70)               (62)
                                                  --------------------------------

Net income after taxes                                  $815               $592
                                                  ================================

Earnings per share:
     Basic                                             $0.32              $0.25
     diluted                                           $0.32              $0.23



The following table details the computations of earnings per share.


                                                                     Three Months Ended
                                                                          March 31,
                                                                     2000           1999
                                                                -------------  -------------
Numerators for both basic and diluted earnings per share
     net income (in thousands)                                         $815            $592
                                                                ============================

Denominators:
Denominators for basic earnings per share,
     average outstanding common shares                            2,513,150       2,344,513
Dilutive effect of stock options                                     41,931         113,758
                                                                ----------------------------

Denominator for diluted earnings per share                        2,551,081       2,458,271
                                                                ============================

Earnings per share:
     Basic                                                            $0.32           $0.25
     Diluted                                                          $0.32           $0.23


       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------

Net interest income represents the excess of interest and fees earned on interest-earning assets over the interest paid on deposits and borrowed funds. Net interest is a significant component in the measurement of a bank's performance. Data used in the analysis of net interest income is derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expenses. Net interest income has been modified to a tax equivalent basis using 35% as the Federal tax rate. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.

Net interest income (on a tax equivalent basis) increased $423 thousand over the first quarter of the prior year. The net interest spread remains 4.3+%from period to period. The interest margin is consistent at 5.2+%.

The company's average balances on interest earning assets and interest bearing liabilities, interest income and expense and rates earned or paid are set forth in the following table.


                                                                     THREE MONTHS ENDED
                                                                        MARCH 31, 2000

                                                         AVERAGE             PERCENT OF            INTEREST       YIELD/
                                                         BALANCE            TOTAL ASSETS        INCOME/EXPENSE     RATE
                                                         -------            ------------        --------------     ----

EARNING ASSETS
--------------
Loans                                                    $217,507                 70.02%             $5,039        9.27%
Taxable investment in debt securities                      30,631                  9.86%                468        6.11%
Non-taxable investment in debt securities*                 14,274                  4.60%                269        7.54%
Federal funds sold                                         15,316                  4.93%                222        5.80%
Interest earning deposits                                      70                  0.02%                  1        5.71%
Equity investments                                          1,357                  0.44%                 17        5.01%
                                                 -----------------------------------------------------------
                                                 -----------------------------------------------------------
Total earning assets                                      279,155                 89.87%              6,016        8.62%
                                                 -----------------------------------------------------------
                                                                                                    *


INTEREST BEARING LIABILITIES
-----------------------------
Transaction accounts                                       25,135                  8.09%                 77        1.23%
Money market                                               30,906                  9.95%                278        3.60%
Savings                                                    20,832                  6.71%                103        1.98%
Certificates of deposit                                   138,623                 44.62%              1,815        5.24%
Short term notes payable                                      646                  0.21%                  6        3.72%
Federal funds borrowed                                      4,714                  1.52%                 71        6.02%
                                                 -----------------------------------------------------------
Total interest bearing liabilities                       $220,856                 71.10%              2,350        4.26%
                                                 -----------------------------------------------------------
Net interest income                                                                                  $3,666
                                                                                         ===================
Net interest spread                                                                              *                 4.36%
                                                                                                            -------------
Net interest margin                                                                                                5.25%
                                                                                                            -------------

       * Includes a tax equivalent adjustment to interest of $70 for Federal tax

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------

       (in thousands)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,1999
                                                         -------------------------------------------------------------------
                                                         AVERAGE             PERCENT OF              INTEREST         YIELD/
                                                         BALANCE            TOTAL ASSETS          INCOME/EXPENSE       RATE
                                                         -------            ------------          --------------       ----
EARNING ASSETS
--------------
Loans                                                    $171,177                    62.65%             $3,969          9.00%
Taxable investment in debt securities                      38,364                    14.04%                612          6.00%
Non-taxable investment in debt securities**                16,111                     5.90%                240          6.00%
Federal funds sold                                         18,034                     6.60%                210          5.00%
Interest earning deposits                                   3,396                     1.24%                 52          6.00%
Equity investments                                            868                     0.32%                 11          5.00%
                                                       ----------                                    ---------
Total earning assets                                     $247,950                    90.75%              5,094**        8.22%
                                                       ==========                                    ---------



INTEREST-BEARING LIABILITIES
-----------------------------
Transaction accounts                                     $ 22,558                     8.25%                 80         1.42%
Money market                                               28,057                    10.27%                238         3.39%
Savings                                                    21,156                     7.74%                105         1.99%
Certificates of deposit                                   119,793                    43.84%              1,428         4.77%
Short term notes payable
Federal funds borrowed
                                                       ----------                                    ---------
Total-interest bearing liabilities                       $191,564                    70.10%             $1,851         3.87%
                                                       ==========                                    ---------
Net interest income                                                                                     $3,243
                                                                                                      ========
Net interest spread                                                                                                    4.35%
                                                                                                                  =========
Net interest margin                                                                                                    5.23%
                                                                                                                  =========

      ** Includes a tax equivalent adjustment to
                 interest of $62 for Federal tax




The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior experience. The Company established a provision for loan losses of $115 thousand for the quarter ended March
31, 2000, as compared to $180 thousand for the quarter ended March 31, 1999, representing a decrease of $65 thousand. Loan charge offs for the three months ended March 31,2000 were $21 thousand as compared to $8 thousand for the three months ended March 31, 1999. Loan recoveries were $34 thousand for the three months ended March 31, 2000 compared to $32 thousand for the three months ended March 31, 1999. Loans on non-accrual status were $821 thousand on March 31, 2000 compared to a total of $1,585 thousand at March 31, 1999, a reduction of $764 thousand. The Company has no foreign loans and therefore none of the allowance is for foreign loans. In establishing these provisions, management considered an analysis of the risks inherent in the loan portfolio.

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT

The Company's bank subsidiaries have a asset and liability management program allowing them to monitor and maintain interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity at each bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and investments available for sale. In addition, the subsidiary banks maintain lines of credit with several correspondent banks and a line at the Federal Reserve. At December 31, 1999, the subsidiary banks had $6.3 million outstanding on these lines. At March 31,2000 these advances had been repaid. On January 30,2000 the Company entered into an agreement with a director to establish a line of credit with a fixed interest rate of 8% and maturity date of February 1, 2001. Advances on the line at March 31, 2000 totaled $500 thousand.

The subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt and corrective action, the subsidiary banks must meet specific capital guidelines that involve qualitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital accounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting and other factors. By all the various measures, the Company and its subsidiaries are considered well capitalized.


                                    YEAR 2000

The Company and its subsidiary banks conducted and completed an extensive program to address the internal and external risks associated with the date change to year 2000. The date change caused no significant disruptions. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and numerous activities and events outside of its control.


                       FINANCIAL MODERNIZATION LEGISLATION

On November 12,1999, the Gramm-Leach-Baily act of 1999 ("the Act") was signed into law. "The Act":
  1. Allows bank holding companies meeting management, capital and CRA standards, and receiving the prior approval of the Federal Reserve, to engage in a substantially broader range of financial activities and activities incidental to financial activities than was previously permissible.
  2.   Allows insurers and other financial services companies to acquire banks.
  3. Removes various restrictions previously applied to bank holding company ownership of securities firms and mutual fund advisory companies
  4. Established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
  5. Bank holding companies approved for the broader range of activities are called "financial holding companies."

  "The Act" also modified laws relating to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "op out" of the disclosure.

  The Company does not have any current plans to become a "financial services company".

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------


           Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGUARDING
                                   MARKET RISK

The Company's bank subsidiaries periodically perform asset/liability analysis to assess their sensitivity to changing market conditions. The following information is extracted from the Form 10-KSB filed with the Securities and Exchange Commission effective December 31, 1999.

Market risk is the risk of loss from adverse changes in market price and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions and management activity monitors and manages this inherent risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest risk rate. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-bearing assets maturing or otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Company has a positive gap. In addition, interest shock simulations are used to estimate the effect of certain hypothetical rate changes. Based on these shock simulations, net interest income is expected to rise with increasing rates and fall with declining rates.

The Company's positive gap is the result of the fact that the majority of its investments have terms greater than five years on the asset side. On the liability side, the majority of time deposits have average terms of approximately six months while savings accounts and other interest-bearing transaction accounts have no contractual maturity date.

Taking into consideration that savings accounts and other interest-bearing transaction accounts typically do not react immediately to changes in interest rates, management has added loans tied to indices, which change at a slower rate than prime and more closely match liabilities. In addition, most of the investments are held in the available-for-sale category in order to be able to react to changes in interest rates.

There have not been any significant changes in the risk management profile since December 31, 1999. See the Form 10-KSB filed effective that date for more specific information.

       WESTERN SIERRA BANCORP AND SUBSIDIARIES FORM 10-QSB MARCH 31, 2000
       ------------------------------------------------------------------


PART II-OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of business. the opinion of management, the amount of ultimate liability with respect to these actions will not materially

Affect the financial position or results of operations of the company.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the behalf by the undersigned thereunto duly authorized.

WESTERN SIERRA BANCORP

/s/  GARY GALL
--------------------------------------------------------------------------------
Gary Gall
President and
Chief Executive Officer


/s/ Lesa Fynes
--------------------------------------------------------------------------------
Lesa Fynes
Chief Financial Officer