Form 10QSB
period 2000-06-30
WESTERN SIERRA BANCORP
filed 2000-08-14
CIK 1072688

                    OFFICE OF THE COMPTROLLER OF THE CURRENCY

                             WASHINGTON, D.C. 20219

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________


                         Commission file number 000-25979

                             WESTERN SIERRA BANCORP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                         680390121
      ------------------------------     ------------------------------
     (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

      3350 COUNTRY CLUB DRIVE, SUITE 202, CAMERON PARK, CALIFORNIA 95682
      ------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

        (Registrant's telephone number, including area code) 530-677-5600


 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Issued and outstanding  3,212,384  shares at June 30, 2000.

                            WESTERN SIERRA BANCORP

                                     INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 2000, December 31, 1999                            2

                  Consolidated Statements of Income - Three and Six Months
                      Ended June 30, 2000 and 1999                                                          3

                  Consolidated Statements of Cash Flows - Six Months Ended
                      June 30, 2000 and 1999                                                              4-5

                  Notes to Consolidated Financial Statements                                              6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition                            9-17
              and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks                              17

Part II.      OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                        18

         Item 2.  Changes in Securities and Use of Proceeds                                                18

         Item 3.  Defaults Upon Senior Securities                                                          18

         Item 4.  Submission of Matters to a Vote of Security Holders                                      18

         Item 5.  Other Information                                                                        18

         Item 6.  Exhibits and Reports on Form 8-K                                                         18


PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTERN SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS)


                                                                        JUNE 30,              DECEMBER 31,
                                                                         2000                    1999
                                                                      (UNAUDITED)              (AUDITED)
                                                                       ---------              ---------
                            ASSETS
Cash and due from banks                                                 $ 22,137               $ 20,400
Federal funds sold                                                        41,175                  6,675
Interest bearing deposits in banks                                           693                    891
Loans held for sale                                                        1,790                    964
Trading securities                                                             4                    175
Available-for-sale investment securities                                  57,739                 55,944
Held-to-maturity investment securities
    (market value of $12,510 in 2000 and
    $ 14,014 in 1999)                                                     12,865                 14,205
Loans and leases, less allowance for loan and
    lease losses of $4,002 in 2000 and $3,794                            297,872                270,562
    in 1999 (Note B)
Other real estate, net                                                       504                    715
Bank premises and equipment, net                                          10,261                  9,971
Accrued interest receivable and other assets                              12,548                 11,381
                                                                       ---------              ---------

                                                                        $457,588               $391,883
                                                                       =========              =========

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:

    Non-interest bearing                                                $ 88,005               $ 71,594
    Interest bearing                                                     325,489                271,594
                                                                       ---------              ---------

              Total deposits                                             413,494                343,184

    Short-term borrowings                                                  8,600                 15,300
    Accrued interest payable and other liabilities                         3,425                  2,484
                                                                       ---------              ---------
              Total liabilities                                          425,519                360,968
                                                                       ---------              ---------

Shareholders' equity:

    Preferred stock - no par value; 10,000,000
       shares authorized; none issued                                          -                      -
    Common stock - no par value; 10,000,000
       shares authorized; issued and outstanding -                        18,537                 18,812
       3,242,317 shares in 2000 and 3,236,134
       shares in 1999
    Retained earnings                                                     15,723                 14,341
    Unearned ESOP shares                                                    (500)                  (300)
    Accumulated other comprehensive loss                                  (1,691)                (1,938)

              Total shareholders' equity                                  32,069                 30,915
                                                                       ---------              ---------

                                                                        $457,588               $391,883
                                                                       =========              =========


The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA BANCORP (Continued)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


(IN THOUSANDS)                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          ----------------------------         ----------------------------
                                            JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                             2000              1999               2000             1999
                                          ----------        ----------         ----------       ----------
Interest income:
   Interest and fees on loans and
     leases                               $    7,159        $    5,509         $   13,480       $   10,708
Interest on investment securities:
     Taxable                                     942             1,013              1,778            2,069
     Exempt from Federal income
       taxes                                     193               203                417              412
   Interest on Federal funds sold                198               233                428              501
                                          ----------        ----------         ----------       ----------
Total interest income                          8,492             6,958             16,103           13,690

Interest expense on deposits                  (3,537)           (2,538)            (6,458)           5,123
Interest on short-term borrowings               (111)              (94)              (294)             175
                                          ----------        ----------         ----------       ----------
       Net interest income                     4,844             4,326              9,351            8,392
Provision for loan and lease losses             (180)             (185)              (340)            (440)
   (Note B)                               ----------        ----------         ----------       ----------
       Net interest income after
         provision for loan and
         lease losses                          4,664             4,141              9,011            7,952
                                          ----------        ----------         ----------       ----------
Non-interest income:
   Service charges and fees                      615               461              1,211              930
   Gain on sale of loans
   Other Income                                  196               396                393              849
                                          ----------        ----------         ----------       ----------
       Total non-interest income                 811               857              1,604            1,779
                                          ----------        ----------         ----------       ----------
Other expenses:
   Salaries and employee benefits              2,082             1,724              3,992            3,579
   Occupancy and equipment                       593               489              1,192            1,178
   Merger and acquisition costs                  899               110                899              110
   Other                                       1,110             1,577              2,283            2,653
                                          ----------        ----------         ----------       ----------
       Total other expenses                    4,684             3,900              8,366            7,520
                                          ----------        ----------         ----------       ----------

       Income before income taxes                791             1,098              2,249            2,211
Income taxes                                    (247)             (372)              (730)            (735)
                                          ----------        ----------         ----------       ----------
       Net income                         $      544        $     726          $    1,519       $    1,476
                                          ==========        ==========         ==========       ==========

Basic earnings per share                  $    0.17              0.23               0.47             0.46
Basic core earnings per share             $    0.353             0.250              0.654            0.486
Weighted average shares of common stock    3,249,328         3,202,103          3,244,335        3,188,447

Diluted earnings per share                $    0.16              0.22               0.46             0.44
Diluted core earnings per share           $    0.346             0.239              0.639            0.464
Weighted average shares of common stock
    and common stock equivalents           3,312,749         3,343,498          3,316,825        3,339,629

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA BANCORP (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                        --------------------------------
(IN THOUSANDS)                                                            JUNE 30,               JUNE 30,
                                                                           2000                   1999
                                                                            (8)
                                                                        ---------              ---------
Cash flows from operating activities:
    Net income                                                          $  1,519               $  1,476
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Provision for loan and lease losses                                340                    440
          Depreciation and amortization                                      221                    626
          Deferred loan origination costs and fees, net                       (2)                    83
          Proceeds from sale of trading securities                           171                     18
          Gain (loss) on sale of available for sale securities                                      (65)
          Gain on sale of other real estate
          Provision for losses on other real estate                          19                      14
          (Increase) decrease  in loans held for sale                       (826)                 2,726
          Increase in accrued interest receivable and other
              assets                                                        (860)                (2,438)
          Increase (decrease) in accrued interest payable and
              other liabilities                                              941                   (416)
                                                                        ---------              ---------
                 Net cash provided by operating
                    activities                                             1,999                  2,464
                                                                        ---------              ---------

Cash flows from investing activities:
    Net decrease in interest-bearing deposits
       in bank                                                               198                  2,966
    Proceeds from the sale and call of available-for-sale
       investment securities                                                 669                  6,751
   Proceeds from matured available-for-sale investment
       securities                                                                                 3,100
    Purchases of available-for-sale investment securities                 (5,864)                (5,892)
    Purchases of held-to-maturity investment securities                                          (1,499)
    Procees from matured held-to-maturity investment securities              150
    Principal repayments received from available-for-sale
       SBA pools and mortgage-backed securities                            3,281                  2,514
    Principal repayments received from held-to-maturity
       mortgage-backed securities                                          1,092                    713
    Net (increase) decrease in loans and leases                          (27,853)               (27,964)
    Proceeds from sale of other real estate
    Purchases of premises and equipment                                     (813)                  (179)
                                                                        ---------              ---------

                 Net cash used in investing
                    Activities                                           (28,734)               (19,490)
                                                                        ---------              ---------


                                   (Continued)

WESTERN SIERRA BANCORP (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)



                                                                                     SIX MONTHS ENDED
                                                                             ------------------------------
                                                                             JUNE 30,              JUNE 30,
(IN THOUSANDS)                                                                 2000                  1999
                                                                             --------              --------
Cash flows from financing activities:
    Net increase in demand, interest-bearing and savings
       deposits                                                              $ 32,611              $  2,276
    Net increase (decrease) increase in time deposits                          37,699                (8,382)
    Net increase (decrease) in short-term borrowings                           (6,700)                2,850
    Proceeds from ESOP loan                                                      (200)                  304
    Proceeds from the exercise of stock options                                   142                   342
    Payment of cash dividends                                                    (164)                 (150)
    Payment for fractional shares                                                                       (26)

    Reacquisition of common stock                                                (416)                    0
                                                                             --------              --------
                 Net cash provided by (used in) financing
                    activities                                                 62,972                (2,786)
                                                                             ========              ========
                 Increase (decrease) in cash and cash
                    equivalents                                                36,237               (19,812)

Cash and cash equivalents at beginning of period                               27,075                54,410
                                                                             --------              --------

Cash and cash equivalents at end of period                                  $  63,312              $ 34,598
                                                                            =========              ========




The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The financial information for Western Sierra Bancorp and Subsidiaries (the "Company") included in this document is unaudited (although the December 31, 1999 information is derived from audited financial statements) but has been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, includes all adjustments (normal recurring entries only) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules and regulations. These statements should therefore be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE B - LOANS AND LEASES

Outstanding loans and leases are summarized below:


                                                                              June 30,          December 31,
(In thousands)                                                                  2000                1999
                                                                              --------         -------------
Commercial                                                                    $ 39,909           $ 51,206
Real estate - mortgage                                                         203,396            157,368
Real estate - construction                                                      43,610             41,758
Lease financing                                                                  1,548              1,763
Installment                                                                      6,761              7,679
Agricultural                                                                     7,436             15,370

                                                                              --------           --------
                                                                               302,660            275,144
                                                                              --------           --------

Deferred loan and lease origination fees and costs, net                           (786)              (788)
Allowance for loan and lease losses                                             (4,002)            (3,794)
                                                                              --------           --------

                                                                              $297,872          $ 270,562
                                                                              ========          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B - LOANS AND LEASES (Continued)

Changes in the allowance for loan and lease losses were as follows:

                                        Three Months Ended                    Six Month Periods Ended
                                              June 30,                                June 30,
(In thousands)                        2000                1999                2000                1999
                                    ---------          ---------           ---------           ---------
Balance, beginning of year          $   3,927          $   3,265           $   3,793           $   2,987
Provision charged to                      180                185                 340                 440
    operations
Losses charged to allowance              (129)              (163)               (189)               (206)
Recoveries                                 24                  0                  58                  66
                                    ---------          ---------           ---------           ---------
                                    $   4,002          $   3,287           $   4,002           $   3,287
                                    =========          =========           =========           =========

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:


(In thousands except for per
share information)
                                                                                 Weighted
                                                                                  Average
                                                                                 Number of
             For the Three Month                                Net               Shares             Per Share
                Periods Ended                                 Income            Outstanding           Amount
            --------------------                           -----------         ------------         ----------
JUNE 30, 2000

Basic earnings per share                                     $   544              3,249,328         $    0.17
                                                                                                    =========
Effect of dilutive stock options                                                     63,421
                                                             -------            -----------

Diluted earnings per share                                   $   544               3,312,749        $    0.16
                                                             =======            ============        =========
JUNE 30, 1999

Basic earnings per share                                     $   726               3,202,103        $    0.23
                                                                                                    ==========
Effect of dilutive stock options                                                     141,395
                                                             -------            ------------

Diluted earnings per share                                   $   726               3,343,498        $    0.22
                                                             =======            ============        ==========

                                                                      7

WESTERN SIERRA BANCORP (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C - EARNINGS PER SHARE (Continued)

(In thousands, except for
per share information)
                                                                               Weighted
                                                                                Average
                                                                               Number of
       For the Six Month                                     Net                Shares             Per Share
         Periods Ended                                      Income            Outstanding           Amount
--------------------------------                          -----------         -----------         -----------
JUNE 30, 2000

Basic earnings per share                                    $1,519              3,244,335            $0.47
                                                                                                    ======
Effect of dilutive stock options                                                   72,490
                                                          -----------         -----------           ------
Diluted earnings per share                                  $1,519              3,316,825            $0.46
                                                          ===========         ===========           ======
JUNE 30, 1999

Basic earnings per share                                    $1,476              3,188,447            $0.46
                                                                                                    ======
Effect of dilutive stock options                                                  151,182
                                                          -----------         -----------
Diluted earnings per share                                  $1,476              3,339,629            $0.44
                                                          ===========         ===========           ======

NOTE D - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes new rules for reporting and display of comprehensive income and its components. For example, SFAS 130, requires unrealized gains and losses on the Company=s available-for-sale investment securities to be included in other comprehensive income. An analysis of comprehensive (loss) income follows:


                                                                                 For the Six Months Ended
                                                                              -----------------------------
                                                                              June 30,              June 30,
(In thousands)                                                                 2000                  1999
                                                                              -------               -------
Net income                                                                    $   544               $   726
Other comprehensive loss, net of tax:
    Unrealized losses on available-for-sale
       investment securities                                                      247                (1,140)
                                                                              -------               -------
          Total comprehensive income                                          $   791               $  (414)
                                                                              =======               =======


                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                              June 30,           June 30,
                                                                               2000               1999
                                                                              -------            -------
Net income                                                                    $ 1,519            $ 1,476
Other comprehensive loss, net of tax:
    Unrealized losses on available-for-sale
       investment securities                                                      111               (893)
                                                                              -------               -------
          Total comprehensive (loss) income                                   $ 1,630            $   583
                                                                              =======            =======

WESTERN SIERRA BANCORP (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was subsequently amended by SFAS 137 to delay the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognized all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not believe that the adoption of SFAS 133 will have a significant impact on its financial position and results of operations when implemented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in the Quarterly Report on form 10-QSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, variances in actual versus projected growth, changes in rates charged on interest-earning assets and interest-paying liabilities, credit quality and effects of competition. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

FINANCIAL CONDITION

Total assets increased by 16.76% to $457.6 million at June 30, 2000, from $391.9 million at December 31, 1999. Total deposits increased by 20.48% to $413.5 million at June 30, 2000 from $343.2 million at December 31, 1999. This increase in deposits resulted in the corresponding increase in total assets. The Company's total assets increased 65.7 million or 16.76% from $391.9 million at Dec. 31, 1999 to 457.6 at June 30, 2000. This increase is primarily invested in a $34.5 million increase in Federal Funds sold and a $27.3 million increase in the net loan portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. _During the same period, deposits increased $70.3 million or 20.48% from $343.2 million at Dec. 31, 1999 to $413.4 million at June 30, 2000. This increase is primarily due to an increase in the company's volume of time deposits which totaled $201 million at June 30, 2000 compared to $136 million at December 31, 1999, a $35 million increase. Advances from the FHLB decreased 1.3 million from $9 million at Dec. 31, 1999 to $7.7 million at June 30, 2000. During the same period Federal funds purchased decreased from $6 million to zero. The Company had $1.691 million and $1.938 million in unrealized losses (net of deferred tax benefits) at June 30, 2000 and Dec. 31, 1999, respectively from market gains on the company's equity securities offset by market losses on the company's available-for-sale investment and mortgage-backed portfolios.

Net loans totaled $297.9 million at June 30, 2000, representing a 73.20% loan to deposit ratio, compared to net loans of $270.6 million at December 31, 1999, representing a 80.17% loan to deposit ratio. The decrease in loan to deposit ratio is due primarily to the rapid increases in deposits. This deposit growth is temporarily invested in Federal Funds sold. Management expects loans to grow during the remainder of 2000. In management's opinion, the allowance for loan losses, totaling $4.0 million at June 30, 2000 adequately provides for possible loan losses. This allowance represents 1.32% of gross loans outstanding at the end of the second quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

NET INTEREST INCOME

Interest income increased 22.05% to $8,492 thousand for the quarter ended June 30, 2000 from $6,958 thousand for the quarter ended June 30, 1999. The increased interest income on loans and investments was primarily due to an increase in the average amount of Federal funds sold and an increase in the interest rates realized on loans as a result of changes in market conditions during the quarter ending June 30, 2000 as compared to the quarter ended June 30, 1999.

Interest expense increased 38.60% to $3,648 thousand for the quarter ended June 30, 2000 from $2,632 thousand for the quarter ended June 30, 1999. The increase in interest expense was the result of the increase in interest bearing deposits and an overall increase in interest rates throughout the economy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended June 30, 2000 and 1999:



                                                           Three Months Ended June 30,
                                                 2000                                      1999
                               -------------------------------------      -------------------------------------
                                Average        Income/        Yield        Average        Income/        Yield
(In thousands)                  Balance        Expense        Rate         Balance        Expense        Rate
                               --------        --------     --------      --------        --------     --------
ASSETS
Earning assets:
   Commercial loans (1)        $ 48,471        $  1,084        8.96%      $ 44,807        $  1,336        11.93%
   Real estate loans (1)        228,807           5,920        10.36       181,851           3,670         8.07
   Installment loans (1)          7,672             142         7.40         5,671             143        10.09
                               --------        --------     --------      --------        --------     --------

       Sub-total loans          284.949           7,146        10.03       232,329           5,149         8.87

   Federal funds sold            21,316             198         3.72        23,358             233         3.99
   Investments (2)               69,685           1,230         7.06       109,453           1,314         4.85
                               --------        --------     --------      --------        --------     --------

       Total earning assets     375,951           8,574         9.12       364,140           6,696         7.36
                                               --------                                   --------
Less:  allowance for loan        (3,877)                                    (2,622)
   Losses

Cash and due from banks          17,459                                     17,367

Premises and equipment,
   net                            8,761                                      9,075

Accrued interest receivable
   and other assets               9,978                                     32,921
                               --------                                   --------

       Total assets            $408,272                                   $420,881
                               ========                                   ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

                                                                   Three Months Ended June 30,
                                                         2000                                      1999
                                       ----------------------------------------  ---------------------------------------

                                           AVERAGE        INCOME/       YIELD        AVERAGE        INCOME/       YIELD
(In thousands)                             BALANCE        EXPENSE       RATE         BALANCE        EXPENSE       RATE
                                       -------------   -------------  ---------  -------------  -----------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand
   deposits                               $293,615       $   3,537        4.82      $292,509       $   2,538       3.47
Savings accounts
Time deposits
Other short-term
   borrowings                                7,175             111        6.19         7,875              94       4.77
                                          --------       ---------     -------     ---------       ---------

       Total interest-
         bearing
         liabilities                       300,790           3,648                   300,384           2,632
                                          --------                                ----------

Non-interest bearing
   deposits
Other liabilities                           78,428                                    92,385
                                          --------                                ----------

       Total liabilities                   379,218                                   392,769
                                          --------                                ----------

Common stock                                13,400                                    14,171
Retained earnings                           17,527                                    15,163
Accumulated other
   comprehensive (loss) income              (1,873)                                     (222)
                                          --------                                ----------

       Total shareholders'
         equity                             29,054                                    29,112
                                          --------                                ----------

       Total liabilities and
         shareholders'
         equity                           $408,272                                 $ 421,881
                                          ========                                 =========

Net interest income                                      $   4,926                                 $  4,064
                                                         =========                                 ========

Interest income as a per-
   centage of average
   earning assets                                           9.12                                       7.36

Interest expense as a
   percentage of average
   earning assets                                           3.88                                       2.89

Net yield on average
   earning assets (net
   interest margin)                                         5.24                                       4.46

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis.

(2) Applicable nontaxable yields have not been calculated on a taxable-equivalent basis, based on a 40% average tax rate.

NON-INTEREST INCOME AND EXPENSES

Non-interest income decreased 5.37% to $811 thousand for the quarter ended June 30, 2000 from $857 thousand for the quarter ended June 30, 1999. This decrease was due to a decrease in the gains on the sale of loans and fees on the packaging of loans by the mortgage department.

The allocation to the Provision for Loan Losses for the second quarter of 2000 was $180 thousand as compared to an allocation of $185 thousand for the second quarter of 1999.

Other expenses increased 20.10% to $4,684 thousand for the quarter ended June 30, 2000 from $3,900 thousand for the quarter ended June 30, 1999. These expenses represent the operational and administrative expenses of the Company. In addition to normal recurring expenses, the second quarter of 2000 included $899 thousand in non-recurring merger related costs. The prior year quarter ended June 30, 1999 included $110 thousand in these types of costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

NET INTEREST INCOME

Interest income increased 17.63% to $16,103 thousand for the six months ended June 30, 2000 from $13,690 thousand for the six months ended June 30, 1999. The increased interest income on loans and investments was primarily due to a change in the mix of the investment securities to loans and (see attached).

Interest expense increased 27.44% to $6,752 thousand for the six months ended June 30, 2000 from $5,298 thousand for the six months ended June 30, 1999. The increase in interest expense was the result of the increase in interest bearing accounts and certificates of deposits in 2000 over the same period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the six month periods ended June 30, 2000 and 1999:

                                                            Six Months Ended June 30,
                                                 2000                                      1999
                               ----------------------------------------  ---------------------------------------
                                   AVERAGE        INCOME       YIELD        AVERAGE        INCOME/       YIELD
(In thousands)                     BALANCE        EXPENSE       RATE        BALANCE        EXPENSE       RATE
                               -------------   -------------  ---------  -------------  -----------     --------
ASSETS
Earning assets:
   Commercial loans (1)          $ 46,681        $ 2,236        9.58%       $ 44,494       $  2,673       12.02%
   Real estate loans (1)          232,323         10,779        9.28         183,402          7,128        7.77
   Installment loans (1)            7,611            281        7.38           5,563            289       10.39
                                ---------        -------       -----        --------       --------       -----

       Sub-total loans            286,615         13,296        9.28         233,459         10,090        8.64

   Federal funds sold              26,353            428        3.25          23,941            501        4.19
   Investments (2)                 69,788          2,399        6.88         109,261          2,683        4.91
                                ---------        -------       -----        --------       --------       -----

       Total earning assets       382,756         16,123        8.42         366,661         13,274        7.24
                                                --------                                   --------

Less:  allowance for loan
   Losses                          (3,872)                                    (3,131)

Cash and due from banks            15,941                                     17,467

Premises and equipment,
   net                              8,770                                      8,614

Accrued interest receivable
   and other assets                13,039                                     31,795
                                ---------                                   --------

       Total assets              $416,634                                   $421,406
                                =========                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

                                                            Six Months Ended June 30,
                                                 2000                                      1999
                               ----------------------------------------  ---------------------------------------

                                   Average        Income/       Yield        Average        Income/       Yield
(In thousands)                     Balance        Expense       Rate         Balance        Expense       Rate
                               -------------   -------------  ---------  -------------  -----------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand
   deposits                      $301,614        $  6,458         4.28      $291,995      $  5,123        3.51
Savings accounts
Time deposits
Other short-term
   borrowings                       7,462             294         7.88         6,937           175        5.05
                                 --------        --------      --------      --------      --------     --------


       Total interest-
         bearing
         liabilities              309,076           6,752         4.37       298,932         5,298        3.54
                                 --------        --------      --------      --------      --------     --------

Other liabilities                  78,260                                     93,309
                                 --------                                    --------

       Total liabilities          387,336                                    392,241
                                 --------                                    --------

Common stock                       13,503                                     14,172
Retained earnings                  17,667                                     15,220
Accumulated other com-
   prehensive (loss) income        (1,872)                                      (227)
                                 --------                                     --------

       Total shareholders'
         equity                    29,298                                     29,165
                                 --------                                     --------

       Total liabilities and
         shareholders'
         equity                  $416,634                                   $421,406
                                 =========                                  ========

Net interest income                              $  9,371                                  $ 7,976
                                                 ========                                  =======

Interest income as a per-
   centage of average
   earning assets                                    8.42                                     7.24

Interest expense as a
   percentage of average
   earning assets                                    3.53                                     2.89

Net yield on average
   earning assets (net
   interest margin)                                  4.90                                     4.35

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis.

(2) Applicable nontaxable yields have been calculated on a taxable-equivalent basis, based on a 40% average tax rate.

NON-INTEREST INCOME AND EXPENSES

Non-interest income decreased 10% to $1,604 thousand for the six months ended June 30, 2000 from $1,779 thousand for the six months ended June 30, 1999. This increase was due to a decrease in the gains on the sale of loans and fees on the packaging of loans by the mortgage department.

The allocation to the Provision for Loan Losses for the first six months of 2000 was $340 thousand as compared to an allocation of $440 thousand for the first six months of 1999. Net losses for the six months ended June 30, 2000 totaled $131 thousand as compared to net losses which totaled $140 thousand for the same period in 1999.

Other expenses increased 11.25% to $8,366 thousand for the six months ended June 30, 2000 from $7,520 thousand for the six months ended June 30, 1999. These expenses represent the operational and administrative expenses of the company and include the aforementioned non-recurring merger related expenses.

Net income for the six months ended June 30, 2000 totaled $1,519 thousand as compared to net income of $1,476 thousand for the six months ended June 30, 1999.

LIQUIDITY

The Company's bank subsidiaries have a combined asset and liability management program allowing them to monitor and maintain interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity at each Bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale. In addition, the bank subsidiaries maintain lines of credit with several correspondent banks and lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank. At June 30, 2000 the bank subsidiaries had a $8.6 million in short-term borrowings compared to a $15.3 million balance at December 31, 1999. It is the Company's intention to use some of its deposit growth to retire this debt.

CAPITAL RESOURCES

Total shareholders equity increased to $32.1 million at June 30, 2000 from $30.9 million at December 31, 1999. The change was primarily due to net income of $1,519 thousand during the six month period and a change in the effect of the unrealized loss on available for sale securities of $247 thousand.

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

WESTERN SIERRA BANCORP (Continued)

CAPITAL RESOURCES (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                                         June 30,             June 30,            December 31,
                                                          2000                  1999                  1999
                                                        ---------            ---------            -----------
Total Risk-Based Capital Ratio
     Regulatory Requirement                              10.00%               10.00%                10.00%
     Western Sierra Bancorp                              11.65%               11.09%                12.20%
     Tier 1 Risk-Based Capital Ratio
     Regulatory Requirement                               6.00%                6.00%                 6.00%
     Western Sierra Bancorp                              10.42%               10.03%                11.00%
Leverage Ratio
     Regulatory Requirement                               6.00%                6.00%                 6.00%
     Western Sierra Bancorp                               8.33%                7.62%                 8.50%

The Company and its bank subsidiaries meet all the regulatory capital requirements of a "well capitalized" institution.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

The Company's bank subsidiaries periodically perform asset/liability analysis to assess the sensitivity to changing market conditions. The following information is extracted from the Form 10-KSB filed with the Securities and Exchange Commission effective December 31, 1999.

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

The Company's positive gap is the result of the fact that the majority of its investments have terms greater than five years on the asset side. On the liability side, the majority of time deposits have average terms of approximately six months, while savings accounts and other interest-bearing transaction accounts have no contractual maturity date.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         Exhibit 27.  Financial Data Schedule

B.       REPORTS ON FORM 8-K

         No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000.

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