Form 10QSB/A
period 2000-06-30
WESTERN SIERRA BANCORP
filed 2000-09-15
CIK 1072688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Issued and outstanding  3,242,317  shares at June 30, 2000.

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


PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTERN SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS)

                                                                        JUNE 30,              DECEMBER 31,
                                                                         2000                    1999
                                                                      (UNAUDITED)              (AUDITED)
                                                                       ---------              ---------
                            ASSETS
Cash and due from banks                                                 $ 22,137               $ 20,400
Federal funds sold                                                        41,175                  6,675
Interest bearing deposits in banks                                           693                    891
Loans held for sale                                                        1,790                    964
Trading securities                                                             4                    175
Available-for-sale investment securities                                  57,739                 55,944
Held-to-maturity investment securities
    (market value of $12,510 in 2000 and
    $14,014 in 1999)                                                      12,865                 14,205
Loans and leases, less allowance for loan and
    lease losses of $4,002 in 2000 and $3,794
    in 1999 (Note C)                                                     297,872                270,562
Other real estate, net                                                       504                    715
Bank premises and equipment, net                                          10,261                  9,971
Accrued interest receivable and other assets                              12,548                 11,381
                                                                       ---------              ---------

                                                                        $457,588               $391,883
                                                                       =========              =========

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:

    Non-interest bearing                                                $ 88,005               $ 71,594
    Interest bearing                                                     325,489                271,590
                                                                       ---------              ---------
              Total deposits                                             413,494                343,184

    Short-term borrowings                                                  8,600                 15,300
    Accrued interest payable and other liabilities                         3,425                  2,484
                                                                       ---------              ---------
              Total liabilities                                          425,519                360,968
                                                                       ---------              ---------
Shareholders' equity:

    Preferred stock - no par value; 10,000,000
       shares authorized; none issued                                          -                      -
    Common stock - no par value; 10,000,000
       shares authorized; issued and outstanding -                        18,537                 18,812
       3,242,317 shares in 2000 and 3,236,134
       shares in 1999
    Retained earnings                                                     15,723                 14,341
    Unearned ESOP shares                                                    (500)                  (300)
    Accumulated other comprehensive loss                                  (1,691)                (1,938)
                                                                       ---------              ---------

              Total shareholders' equity                                  32,069                 30,915
                                                                       ---------              ---------

                                                                        $457,588               $391,883
                                                                       =========              =========

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA BANCORP (Continued)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


(IN THOUSANDS)                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          ----------------------------         ----------------------------
                                            JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                             2000              1999               2000             1999
                                          ----------        ----------         ----------       ----------
Interest income:
   Interest and fees on loans and
     leases                               $    7,159        $    5,509         $   13,480       $   10,708
   Interest on investment securities:
     Taxable                                     781             1,013              1,617            2,069
     Exempt from Federal income
       taxes                                     193               203                417              412
   Interest on Federal funds sold                359               233                589              501
                                          ----------        ----------         ----------       ----------
       Total interest income                   8,492             6,958             16,103           13,690

Interest expense on deposits                   3,537             2,538              6,458            5,123
Interest on short-term borrowings                111                94                294              175
                                          ----------        ----------         ----------       ----------
       Net interest income                     4,844             4,326              9,351            8,392
Provision for loan and lease losses
   (Note C)                                      180               185                340              440
       Net interest income after          ----------        ----------         ----------       ----------
         provision for loan and
         lease losses                          4,664             4,141              9,011            7,952
                                          ----------        ----------         ----------       ----------
Non-interest income:
   Service charges and fees                      615               461              1,211              930
   Other income                                  196               396                393              849
                                          ----------        ----------         ----------       ----------
       Total non-interest income                 811               857              1,604            1,779
                                          ----------        ----------         ----------       ----------
Other expenses:
   Salaries and employee benefits              2,082             1,724              3,992            3,579
   Occupancy and equipment                       593               489              1,192            1,178
   Merger and acquisition costs                  899               110                899              110
   Other                                       1,110             1,577              2,283            2,653
                                          ----------        ----------         ----------       ----------
       Total other expenses                    4,684             3,900              8,366            7,520
                                          ----------        ----------         ----------       ----------

       Income before income taxes                791             1,098              2,249            2,211
Income taxes                                     247               372                730              735
                                          ----------        ----------         ----------       ----------
       Net income                         $      544        $     726          $    1,519       $    1,476
                                          ==========        ==========         ==========       ==========

Basic earnings per share                  $    0.17              0.23               0.47             0.46
Weighted average shares of common stock    3,249,328         3,202,103          3,244,335        3,188,447

Diluted earnings per share                $    0.16              0.22               0.46             0.44
Weighted average shares of common stock
    and common stock equivalents           3,312,749         3,343,498          3,316,825        3,339,629

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA BANCORP (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                        --------------------------------
(IN THOUSANDS)                                                           JUNE 30,               JUNE 30,
                                                                          2000                   1999
                                                                        ---------              ---------
Cash flows from operating activities:
    Net income                                                          $  1,519               $  1,476
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Provision for loan and lease losses                                340                    440
          Depreciation and amortization                                      705                    626
          Deferred loan origination costs and fees, net                       (2)                    83
          Proceeds from sale of trading securities                           171                     18
          Loss on sale of available for sale securities                                             (65)
          Gain on sale of other real estate                                   (8)
          Provision for losses on other real estate                           19                     14
          (Increase) decrease  in loans held for sale                       (826)                 2,726
          Increase in accrued interest receivable and other
              assets                                                        (860)                (2,438)
          Increase (decrease) in accrued interest payable and
              other liabilities                                              941                   (416)
                                                                        ---------              ---------
                 Net cash provided by operating
                    activities                                             1,999                  2,464
                                                                        ---------              ---------

Cash flows from investing activities:
    Net decrease in interest-bearing deposits
       in banks                                                              198                  2,966
    Proceeds from the sale and call of available-for-sale
       investment securities                                                 669                  6,751
    Proceeds from matured available-for-sale investment
       securities                                                                                 3,100
    Purchases of available-for-sale investment securities                 (5,864)                (5,892)
    Purchases of held-to-maturity investment securities                                          (1,499)
    Proceeds from matured held-to-maturity investment securities             150
    Principal repayments received from available-for-sale
       SBA pools and mortgage-backed securities                            3,281                  2,514
    Principal repayments received from held-to-maturity
       mortgage-backed securities                                          1,092                    713
    Net increase in loans and leases                                     (27,853)               (27,964)
    Proceeds from sale of other real estate                                  406
    Purchases of premises and equipment                                     (813)                  (179)
                                                                        ---------              ---------

                 Net cash used in investing
                    activities                                           (28,734)               (19,490)
                                                                        ---------              ---------


                                   (Continued)

WESTERN SIERRA BANCORP (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)



                                                                                     SIX MONTHS ENDED
                                                                             ------------------------------
                                                                             JUNE 30,              JUNE 30,
(IN THOUSANDS)                                                                 2000                  1999
                                                                             --------              --------
Cash flows from financing activities:
    Net increase in demand, interest-bearing and savings
       deposits                                                              $ 32,611              $  2,276
    Net increase (decrease) in time deposits                                   37,699                (8,382)
    Net (decrease) increase in short-term borrowings                           (6,700)                2,850
    Proceeds from ESOP loan                                                                             304
    Increase in unearned ESOP shares                                             (200)
    Proceeds from the exercise of stock options                                   142                   342
    Payment of cash dividends                                                    (164)                 (150)
    Payment for fractional shares                                                                       (26)
    Reacquisition of common stock                                                (416)
                                                                             --------              --------
                 Net cash provided by (used in) financing
                    activities                                                 62,972                (2,786)
                                                                             --------              --------
                 Increase (decrease) in cash and cash
                    equivalents                                                36,237               (19,812)

Cash and cash equivalents at beginning of period                               27,075                54,410
                                                                             --------              --------

Cash and cash equivalents at end of period                                  $  63,312              $ 34,598
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

In preparing such consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include, but are not limited to, the determination of the allowance of loan losses, valuation of collateral and assessment of problem loans.

NOTE B - MERGERS AND ACQUISITIONS

On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into the Company's wholly owned subsidiary, Western Sierra National Bank. The Company exchanged 719,814 shares of its common stock (after adjustment for fractional shares) for all common stock of SCB. Each share of SCB was exchanged for 1.491 shares of the Company.

The merger has been accounted for as a pooling of interests and, accordingly, all prior period financial statements have been restated to include the combined results of operations, financial position and cash flows of the Company and SCB. Information concerning the common stock and per share data has been restated on an equivalent share basis.

There were no material transactions between the Company or its bank subsidiaries and SCB prior to the merger, and the effects of conforming the accounting policies of SCB to those of the Company were not material.

Selected financial information for the combining entities included in the consolidated statements of income for the five months ended May 31, 2000 and the three and six month periods ended June 30, 1999 is as follows:

                                 Five Months         Three Months         Six Months
                                 Ended May 31,       Ended June 30,      Ended June 30,
(In thousands)                       2000                1999                 1999
                               ----------------     ---------------     ----------------
Net interest income:
 Western Sierra Bancorp and
   Subsidiaries                $          6,149     $         3,467      $         6,655
 Sentinel Community Bank                  1,544                 859                1,737
                               ----------------     ---------------     ----------------

     Combined                  $          7,693     $         4,326      $         8,392
                               ================     ===============     ================


Net income:
 Western Sierra Bancorp and
   Subsidiaries                $          1,368     $           641      $         1,233
 Sentinel Community Bank                     22                  85                  243
                               ----------------     ---------------     ----------------

     Combined                  $          1,390     $           726      $         1,476
                               ================     ===============     ================


Effective April 30, 1999, Lake Community Bank and Roseville 1st Community Bancorp were merged into the Company in stock-for-stock transactions which were accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combinations.

On May 5, 2000 Roseville 1st National Bank (R1NB) merged into Western Sierra National Bank (WSNB). All assets and liabilities of R1NB were transferred to WSNB and R1NB ceased to exist as a separate entity.

In August 2000 the Company entered into an agreement to purchase the Columbia branch of Pacific State Bank. In this transaction, the Company will acquire approximately $4 million in deposits, to include paying a premium of 1% of the average balance of the branch's deposits 30 days prior to the consummation date and approximately $17,000 in fixed assets. This transaction has been approved by the Company's Board of Directors and is subject to regulatory approval.

NOTE C - LOANS AND LEASES

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

NOTE C - LOANS AND LEASES (Continued)

Changes in the allowance for loan and lease losses were as follows:

                                         Three Months Ended                      Six Months Ended
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

NOTE D - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:


(In thousands except for per
share information)
                                                                                 Weighted
                                                                                  Average
                                                                                 Number of
            For the Three Months                               Net                Shares             Per Share
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
                                                             =======            ============        ==========

                                      7

WESTERN SIERRA BANCORP (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE D - EARNINGS PER SHARE (Continued)

(In thousands, except for
per share information)
                                                                               Weighted
                                                                                Average
                                                                               Number of
       For the Six Months                                    Net                Shares             Per Share
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
                                                          ===========         ===========           ======

NOTE E - COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). An analysis of comprehensive income (loss) follows:


                                                                                 For the Six Months Ended
                                                                              -----------------------------
                                                                              June 30,              June 30,
(In thousands)                                                                 2000                  1999
                                                                              -------               -------
Net income                                                                    $   544               $   726
Other comprehensive income (loss) net of tax:
    Unrealized gains (losses) on available-for-sale
       investment securities                                                      247                (1,140)
                                                                              -------               -------
          Total comprehensive income (loss)                                   $   791               $  (414)
                                                                              =======               =======



                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                              June 30,           June 30,
                                                                               2000               1999
                                                                              -------            -------
Net income                                                                    $ 1,519            $ 1,476
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available-for-sale
       investment securities                                                      111               (893)
                                                                              -------            -------
          Total comprehensive income                                          $ 1,630            $   583
                                                                              =======            =======

WESTERN SIERRA BANCORP (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

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

FINANCIAL CONDITION

Total assets increased by 16.76% to $457.6 million at June 30, 2000, from $391.9 million at December 31, 1999. Total deposits increased by 20.48% to $413.5 million at June 30, 2000 from $343.2 million at December 31, 1999. This increase in deposits resulted in the corresponding increase in total assets. The Company's total assets increased $65.7 million or 16.76% from $391.9 million at December 31, 1999 to $457.6 at June 30, 2000. This increase is primarily invested in a $34.5 million increase in Federal Funds sold and a $27.3 million increase in the net loan portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits increased $70.3 million or 20.48% from $343.2 million at December 31, 1999 to $413.4 million at June 30, 2000. This increase is primarily due to an increase in the Company's volume of time deposits which totaled $201 million at June 30, 2000 compared to $163 million at December 31, 1999, a $38 million increase. Advances from the FHLB decreased $1.3 million from $9 million at December 31, 1999 to $7.7 million at June 30, 2000. During the same period Federal funds purchased decreased from $6 million to zero. The Company had $1.691 million and $1.938 million in unrealized losses (net of deferred tax benefits) at June 30, 2000 and December 31, 1999, respectively, from market gains on the Company's equity securities offset by market losses on the Company's available-for-sale investment and mortgage-backed portfolios.

Net loans totaled $297.9 million at June 30, 2000, representing a 73.20% loan to deposit ratio, compared to net loans of $270.6 million at December 31, 1999, representing a 80.17% loan to deposit ratio. The decrease in loan to deposit ratio is due primarily to the rapid increase in deposits. This deposit growth is temporarily invested in Federal Funds sold. Management expects loans to grow during the remainder of 2000. In management's opinion, the allowance for loan losses, totaling $4.0 million at June 30, 2000, adequately provides for possible loan losses. This allowance represents 1.32% of gross loans outstanding at the end of the second quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

NET INTEREST INCOME

Interest income increased 22.05% to $8,492 thousand for the quarter ended June 30, 2000 from $6,958 thousand for the quarter ended June 30, 1999. The increased interest income on loans and investments was primarily due to a 57 basis point increase in the yields realized on loans as a result of changes in market conditions during the quarter ending June 30, 2000 as compared to the quarter ended June 30, 1999. In addition, total average earning assets increased by $34,735 thousand at June 30, 2000 as compared to June 30, 1999.

Interest expense increased 38.60% to $3,648 thousand for the quarter ended
June 30, 2000 from $2,632 thousand for the quarter ended June 30, 1999. The increase in interest expense during the three months ended June 30, 2000 was the result of an overall increase in interest rates of approximately 98 basis points over the three months ended June 30, 1999 on these deposits.

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

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended June 30, 2000 and 1999:



                                                           Three Months Ended June 30,
                                                 2000                                      1999
                               -------------------------------------      -------------------------------------
                                Average        Income/        Yield/       Average        Income/        Yield/
(In thousands)                  Balance        Expense        Rate         Balance        Expense        Rate
                               --------        --------     --------      --------        --------     --------
ASSETS
Earning assets:
   Commercial loans (1)        $ 43,031        $  1,086        10.10%     $ 44,807        $  1,336        11.93%
   Real estate loans (1)        242,952           5,931         9.76       181,851           4,030         8.86
   Installment loans (1)          7,304             142         7.76         5,671             143        10.09
                               --------        --------     --------      --------        --------     --------

       Sub-total loans          293,287           7,159        10.05       232,329           5,509         9.48

   Federal funds sold            36,497             359         3.93        23,358             233         3.99
   Investments (2)               70,091           1,051         6.00       109,453           1,297         4.74
                               --------        --------     --------      --------        --------     --------

       Total earning assets     399,875           8,569         8.57       365,140           7,039         7.73
                                               --------                                   --------
Less:  Allowance for loan        (3,887)                                    (2,622)
       losses

Cash and due from banks          19,091                                     17,367

Premises and equipment,
   net                            9,179                                      9,075

Accrued interest receivable
   and other assets              10,926                                     32,921
                               --------                                   --------

       Total assets            $435,184                                   $421,881
                               ========                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

                                                                   Three Months Ended June 30,
                                                         2000                                      1999
                                       ----------------------------------------  ---------------------------------------

                                           AVERAGE        INCOME/       YIELD/       AVERAGE        INCOME/       YIELD/
(In thousands)                             BALANCE        EXPENSE       RATE         BALANCE        EXPENSE       RATE
                                       -------------   -------------  ---------  -------------  -----------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand,
   savings and time deposits              $318,339       $   3,537        4.44      $292,509       $   2,538       3.47
Short-term borrowings                        7,448             111        5.96         7,875              94       4.77
                                          --------       ---------     -------     ---------       ---------

       Total interest-
         bearing
         liabilities                       325,787           3,648        4.48       300,384           2,632       3.50
                                          --------                                ----------

Non-interest bearing
   deposits and other liabilities           79,382                                    92,385
                                          --------                                ----------

       Total liabilities                   405,169                                   392,769
                                          --------                                ----------

Common stock                                13,400                                    14,171
Retained earnings                           18,488                                    15,163
Accumulated other
   comprehensive loss                       (1,873)                                     (222)
                                          --------                                ----------

       Total shareholders'
         equity                             30,015                                    29,112
                                          --------                                ----------

       Total liabilities and
         shareholders'
         equity                           $435,184                                 $ 421,881
                                          ========                                 =========

Net interest income                                      $   4,921                                 $  4,064
                                                         =========                                 ========

Interest income as a per-
   centage of average
   earning assets                                           8.57                                       7.73

Interest expense as a
   percentage of average
   earning assets                                           3.65                                       2.89

Net yield on average
   earning assets (net
   interest margin)                                         4.92                                       4.84

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis and interest actually received subsequent to that date.

(2) Applicable nontaxable yields have been calculated on a tax-equivalent basis, based on a 40% average tax rate.

NON-INTEREST INCOME AND EXPENSES

Non-interest income decreased 5.37% to $811 thousand for the quarter ended
June 30, 2000 from $857 thousand for the quarter ended June 30, 1999. This decrease was comprised of a $154 thousand or 33.4% increase in service charges and fees which was offset by a $200 thousand or 50.5% decrease in other non-interest income. The decrease in other non-interest income was due to a decrease in the gains on the sale of loans and fees on the packaging of loans by the mortgage department.

The allocation to the Provision for Loan Losses for the second quarter of 2000 was $180 thousand as compared to an allocation of $185 thousand for the second quarter of 1999.

Other expenses increased 20.10% to $4,684 thousand for the quarter ended June 30, 2000 from $3,900 thousand for the quarter ended June 30, 1999. These expenses represent the operational and administrative expenses of the Company. In addition to normal recurring expenses, the second quarter of 2000 included $899 thousand in non-recurring merger related costs. Significant expenses included in these merger costs included $380 thousand to buy out a contract with Fiserve for data processing, $232 thousand in professional fees and $41 thousand in printing costs. The prior year quarter ended June 30, 1999 included $110 thousand in these types of costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

NET INTEREST INCOME

Interest income increased 17.63% to $16,103 thousand for the six months ended June 30, 2000 from $13,690 thousand for the six months ended June 30, 1999. The increased interest income on loans and investments was primarily due to a change in the mix of the investment securities to loans, an increase in average earning assets of $15,201 thousand and a 96 basis point increase in total yield on earnings assets. (see the following schedule).

Interest expense increased 27.44% to $6,752 thousand for the six months ended June 30, 2000 from $5,298 thousand for the six months ended June 30, 1999. The increase in interest expense was the result of the increase in average interest bearing accounts and certificates of deposits in 2000 over the same period in 1999. In addition, the increase in interest expense can be attributed to an 80 basis point increase in rates.

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

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the six month periods ended June 30, 2000 and 1999:

                                                            Six Months Ended June 30,
                                                 2000                                      1999
                               ----------------------------------------  ---------------------------------------
                                   AVERAGE        INCOME/      YIELD/       AVERAGE        INCOME/       YIELD/
(In thousands)                     BALANCE        EXPENSE       RATE        BALANCE        EXPENSE       RATE
                               -------------   -------------  ---------  -------------  -----------     --------
ASSETS
Earning assets:
   Commercial loans (1)          $ 46,405        $ 2,276        9.81%       $ 44,494       $  2,673       12.02%
   Real estate loans (1)          231,817         10,919        9.42         183,402          7,746        8.12
   Installment loans (1)            7,434            285        7.67           5,563            289       10.39
                                ---------        -------       -----        --------       --------       -----

       Sub-total loans            285,656         13,480        9.44         233,459         10,708        9.17

   Federal funds sold              26,423            589        4.46          23,941            501        4.19
   Investments (2)                 69,783          2,201        6.31         109,261          2,646        4.84
                                ---------        -------       -----        --------       --------       -----

       Total earning assets       381,862         16,270        8.52         366,661         13,855        7.56
                                                --------                                   --------

Less:  Allowance for loan
       losses                      (3,877)                                    (3,131)

Cash and due from banks            15,927                                     17,467

Premises and equipment,
   net                              9,611                                      8,614

Accrued interest receivable
   and other assets                14,888                                     31,795
                                ---------                                   --------

       Total assets              $418,411                                   $421,406
                                =========                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

                                                            Six Months Ended June 30,
                                                 2000                                      1999
                               ----------------------------------------  ---------------------------------------
                                   Average        Income/       Yield/       Average        Income/       Yield/
(In thousands)                     Balance        Expense       Rate         Balance        Expense       Rate
                               -------------   -------------  ---------  -------------  -----------     --------
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing demand,
   savings and time deposits     $301,369        $  6,458         4.29      $291,995      $  5,123        3.51
Short-term borrowings              10,071             294         5.84         6,937           175        5.05
                                 --------        --------      -------      --------      --------     --------


       Total interest-
         bearing
         liabilities              311,440           6,752         4.34       298,932         5,298        3.54
                                 --------        --------      -------      --------      --------     --------

Non-interest bearing deposits
   and other liabilities           76,354                                     93,309
                                 --------                                   --------

       Total liabilities          387,794                                    392,241
                                 --------                                   --------

Common stock                       13,503                                     14,172
Retained earnings                  18,986                                     15,220
Accumulated other com-
   prehensive loss                 (1,872)                                      (227)
                                 --------                                   --------

       Total shareholders'
         equity                    30,617                                     29,165
                                 --------                                   --------

       Total liabilities and
         shareholders'
         equity                  $418,411                                   $421,406
                                 ========                                   ========

Net interest income                              $  9,518                                  $ 8,557
                                                 ========                                  =======

Interest income as a per-
   centage of average
   earning assets                                    8.52                                     7.56

Interest expense as a
   percentage of average
   earning assets                                    3.54                                     2.56

Net yield on average
   earning assets (net
   interest margin)                                  4.98                                     4.67

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Continued)

NET INTEREST INCOME (Continued)

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis and interest actually received subsequent to that date.

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

In determining the appropriate level of the allowance for loan losses, management considers various factors affecting the collectibility of loans, to include economic conditions, past credit experience and the periodic review of the Company's loan portfolio. The allocation to the Provision for Loan Losses for the first six months of 2000 was $340 thousand as compared to an allocation of $440 thousand for the first six months of 1999. Net losses for the six months ended June 30, 2000 totaled $131 thousand as compared to net losses which totaled $140 thousand for the same period in 1999. The decrease in the provision for loan losses is attributable to the overall improvement in the credit quality of the Company's loans.

Other expenses increased 11.25% to $8,366 thousand for the six months ended June 30, 2000 from $7,520 thousand for the six months ended June 30, 1999. These expenses represent the operational and administrative expenses of the Company and include the aforementioned non-recurring merger related expenses of $899 thousand for the six months ended June 30, 2000 as compared to $110 thousand for the same period in 1999.

Net income for the six months ended June 30, 2000 totaled $1,519 thousand as compared to net income of $1,476 thousand for the six months ended June 30, 1999.

LIQUIDITY

The Company's bank subsidiaries have a combined asset and liability management program allowing them to monitor and maintain interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity at each Bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale. In addition, the Bank subsidiaries maintain lines of credit with several correspondent banks and lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank. At June 30, 2000 the bank subsidiaries had $8.6 million in short-term borrowings compared to a $15.3 million balance at December 31, 1999. It is the Company's intention to use some of its deposit growth to retire this debt.

CAPITAL RESOURCES

Total shareholders' equity increased to $32.1 million at June 30, 2000 from $30.9 million at December 31, 1999. The change was primarily due to net income of $1,519 thousand during the six month period and a change in the unrealized loss on available-for-sale securities of $247 thousand.

The Company and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

WESTERN SIERRA BANCORP (Continued)

CAPITAL RESOURCES (Continued)

The following table outlines the Company's consolidated capital ratios at June 30, 2000.

                                                         June 30,             June 30,            December 31,
                                                          2000                  1999                  1999
                                                        ---------            ---------            -----------
Total Risk-Based Capital Ratio
     Regulatory Requirement                              10.00%               10.00%                10.00%
     Western Sierra Bancorp                              11.65%               11.09%                12.20%
Tier 1 Risk-Based Capital Ratio
     Regulatory Requirement                               6.00%                6.00%                 6.00%
     Western Sierra Bancorp                              10.42%               10.03%                11.00%
Leverage Ratio
     Regulatory Requirement                               5.00%                5.00%                 5.00%
     Western Sierra Bancorp                               8.33%                7.62%                 8.50%

The Company and each of its bank subsidiaries meet all the regulatory capital requirements of a "well capitalized" institution.

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

Taking into consideration that savings accounts and other interest-bearing transaction accounts typically do not react immediately to changes in interest rates, management has added loans tied to indices which change at a slower rate than prime and more closely match liabilities. In addition, most of the investments are held in the available-for-sale category in order to be able to react to changes in interest rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2000, the annual meeting of the shareholders of Western Sierra Bancorp was held for the purpose of voting on the following matters:

Proposal 1.     Approval of the merger agreement with Sentinel Community Bank
                (See Part 1, Item 1, Note B included herein for further details on this transaction).

                Voted For:        1,634,778
                Abstained:            8,033
                Against:              7,237
                Not Voted:          271,175

Proposal 2.     Amendment of Bylaws to eliminate cumulative voting in the
                election of directors.

                Voted For:        1,507,637
                Abstained:           16,421
                Against:            125,990
                Not Voted:          271,175

Proposal 3:     Election of directors:

                              Voted For             Withheld
                              ---------             --------
Charles W. Bacchi             1,901,295              19,928
Barbara L. Cook               1,900,825              20,398
Kirk Doyle                    1,901,025              20,198
William J. Fisher             1,900,689              20,534
Gary D. Gall                  1,900,421              20,802
Richard L. Golemon            1,901,295              19,928
John Helms                    1,898,172              23,051
Howard Jahn                   1,901,025              20,198
Thomas Manz                   1,901,025              20,198
Harold S. Prescott, Jr.       1,901,295              19,928
Darol B. Rasmussen            1,901,295              19,928
Osvaldo I. Scariot            1,901,295              19,928
Richard C. Seeba              1,901,321              19,902
Joseph A. Surra               1,900,933              20,290
Howard "Bud" Van Lente        1,898,080              23,143

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         Exhibit 27.  Financial Data Schedule

B.       REPORTS ON FORM 8-K

         During the six months ended June 30, 2000 the Company filed a Current Report on Form 8-K, dated June 1, 2000, to report the merger with Sentinel Community Bank. In addition the Company filed a Current Report on Form 8-K/A that included Sentinel Community Bank financial statements for December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, and Independent Auditors Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August   , 2000.

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