Form 10QSB
period 2000-09-30
WESTERN SIERRA BANCORP
filed 2000-11-14
CIK 1072688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    SEPTEMBER 30, 2000
                                           --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    --------     --------

                        Commission file number 000-25979

                             WESTERN SIERRA BANCORP
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                            680390121
          (State or other jurisdiction of     (IRS Employer Identification No.)
          incorporation or organization)

       3350 COUNTRY CLUB DRIVE, SUITE 202, CAMERON PARK, CALIFORNIA 95682
           (Address of principal executive offices)        (Zip Code)

        (Registrant's telephone number, including area code) 530-677-5600


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / /. No / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Issued and outstanding  3,443,296  shares at November 13, 2001.
                                      -----------

                             WESTERN SIERRA BANCORP

                                      INDEX


                                                                                                          PAGE
PART I.       FINANCIAL INFORMATION                                                                      -----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 2000, December 31, 1999                       2

                  Consolidated Statements of Income - Three and Nine Months
                      Ended September 30, 2000 and 1999                                                     3

                  Consolidated Statements of Cash Flows - Nine Months Ended
                      September 30, 2000 and 1999                                                          4-5

                  Notes to Consolidated Financial Statements                                               6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   9-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks                              15

Part II.      OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                        15

         Item 2.  Changes in Securities and Use of Proceeds                                                15

         Item 3.  Defaults Upon Senior Securities                                                          15

         Item 4.  Submission of Matters to a Vote of Security Holders                                     15-16

         Item 5.  Other Information                                                                        16

         Item 6.  Exhibits and Reports on Form 8-K                                                         16

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WESTERN SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS    (UNAUDITED)
              (IN THOUSANDS)

                                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                                    2000                  1999
                                                                                                 -------------         ------------
                            ASSETS
Cash and due from banks                                                                           $  21,447               $  20,400
Federal funds sold                                                                                   25,250                   6,675
Interest bearing deposits in banks                                                                      693                     891
Loans held for sale                                                                                   3,418                     964
Trading securities                                                                                       12                     175
Available-for-sale investment securities                                                             63,712                  55,944
Held-to-maturity investment securities (market value of
    $11,652 in 2000 and $14,014 in 1999)                                                             11,726                  14,205
Loans and leases, less allowance for loan and
    lease losses of $4,153 in 2000 and $3,794 in 1999
    (Note C)                                                                                        299,428                 270,562
Other real estate, net                                                                                  206                     715
Bank premises and equipment, net                                                                     11,353                   9,971
Accrued interest receivable and other assets                                                         12,825                  11,381
                                                                                                  ---------               ---------

                                                                                                  $ 450,070               $ 391,883
                                                                                                  =========               =========

                        LIABILITIES AND
                 SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                                                          $  86,189               $  71,594
    Interest bearing                                                                                325,031                 271,590
                                                                                                  ---------               ---------

              Total deposits                                                                        411,220                 343,184

Short-term borrowings                                                                                 1,900                  15,300
Accrued interest payable and other liabilities                                                        2,846                   2,484
                                                                                                  ---------               ---------

              Total liabilities                                                                     415,966                 360,968
                                                                                                  ---------               ---------

Shareholders' equity:
    Preferred stock - no par value; 10,000,000
       shares authorized; none issued                                                                  --                      --
    Common stock - no par value; 10,000,000 7
       shares authorized; issued and outstanding -
       3,433,555 shares in 2000 and 3,399,434
       shares in 1999                                                                                20,445                  18,812
    Retained earnings                                                                                15,390                  14,341
    Unearned ESOP shares                                                                               (500)                   (300)
    Accumulated other comprehensive loss                                                             (1,231)                 (1,938)
                                                                                                  ---------               ---------

              Total shareholders' equity                                                             34,104                  30,915
                                                                                                  ---------               ---------

                                                                                                  $ 450,070               $ 391,883
                                                                                                  =========               =========

     The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (IN THOUSANDS)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         ------------------                  -----------------
                                                      SEPT. 30,         SEPT. 30,        SEPT. 30,         SEPT. 30,
                                                        2000              1999             2000              1999
                                                     ---------         ---------        ---------         ---------
Interest income:
   Interest and fees on loans and
     leases                                           $ 6,910          $  5,884         $  20,389         $ 16,592
   Interest on investment securities:
     Taxable                                            1,340              939             2,727             3,008
      Exempt from Federal income
     taxes                                                228              202               645               614
   Interest on Federal funds sold                         358              217             1,178               718
                                             ----------------  ---------------   ---------------  ----------------

         Total interest income                          8,836            7,242            24,939            20,932
                                             ----------------  ---------------   ---------------  ----------------
Interest expense:
Interest expense on deposits                            3,723            2,702            10,181             7,825
Interest on short term borrowings                          65              161               359               336
                                             ----------------  ---------------   ---------------  ----------------
      Total interest expense                            3,788            2,863            10,540            8,161
                                             ----------------  ---------------   ---------------  ----------------

         Net interest income                            5,048            4,379            14,399            12,771
Provision for loan and lease losses
   (Note C)                                               140              190               480              630
                                             ----------------  ---------------   ---------------  ----------------
         Net interest income after
           provision for loan and
           lease losses                                 4,908            4,189            13,919            12,141
                                             ----------------  ---------------   ---------------  ----------------
Non-interest income:
   Service charges and fees                               642              756             1,853              1686
   Other income                                           366              142               759               991
                                             ----------------  ---------------   ---------------  ----------------

         Total non-interest income                      1,008              898             2,612             2,677
                                             ----------------  ---------------   ---------------  ----------------
Other expenses:
   Salaries and employee benefits                       1,949            2,319             5,941             5,898
   Occupancy and equipment                                517              629             1,709             1,807
   Merger and acquisition costs                             0              150               899               260
   Other                                                1,415              608             3,698             3,261
                                             ----------------  ---------------   ---------------  ----------------

         Total other expenses                           3,881            3,706            12,247            11,226
                                             ---------------------------------   ---------------  ----------------

         Income before income taxes                     2,035            1,381             4,284             3,592
Income taxes                                              729             455              1,459            1,190
                                             ----------------  ---------------   ---------------  ----------------

         Net income                          $          1,306  $           926   $         2,825  $          2,402
                                             ================  ===============   ===============  ================

Basic earnings per share  (Note D)           $            .38  $           .27   $           .83  $            .71

Diluted earnings per share  (Note D)         $            .37  $           .26   $           .81  $              .


The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  2000                  1999
                                                                         --------------------  --------------------
Cash flows from operating activities:
    Net income                                                               $         2,825      $          2,402
    Adjustments to reconcile net income to cash provided by
       operating activities:
          Provision for loan and lease losses                                            480                   630
          Depreciation and amortization                                                1,152                 1,019
          Deferred loan origination costs and fees, net                                   (1)                  155
          Proceeds from sale of trading securities                                       244                    18
          Gain on sale of available-for-sale securities                                                        (66)
          Amortization of intangible assets                                               31                    82
          Loss on sale of other real estate                                               58                    61
          Provision for losses on other real estate                                       19                    40
          (Increase) decrease in loans held for sale                                  (2,455)                2,689
          (Increase) decrease in trading securities                                      (81)                  108
          (Decrease) in accrued interest receivable and other
              assets                                                                  (1,140)                1,867
          Increase in cash surrender value of life insurance policies.                  (235)
          Increase (decrease) in accrued interest payable and
              other liabilities                                                          362                  (381)
          Increase in deferred taxes                                                    (484)                 (284)
                                                                        ---------------------   -------------------
                 Net cash provided by operating activities                               775                 8,340
                                                                        ---------------------   -------------------

Cash flows from investing activities:
    Net decrease in interest-bearing deposits in banks                                   198                 4,877
    Proceeds from the sale and call of available-for-sale
       investment securities                                                           2,800                11,194
    Proceeds from matured available-for-sale investment
       securities                                                                        130                 3,850
    Purchases of available-for-sale investment securities                            (13,238)               (6,833)
    Purchases of held-to-maturity investment securities                                                     (8,813)
    Proceeds from matured held-to-maturity investment
       securities                                                                        150                    50
    Principal repayments received from available-for-sale
       SBA pools and mortgage-backed securities                                        3,499                 3,375
    Principal repayments received from held-to-maturity
       mortgage-backed securities                                                      2,194                 5,033
    Net increase in loans and leases                                                 (29,550)              (52,834)
    Proceeds from sale of other real estate                                              637                   311
    Purchases of premises and equipment                                               (2,208)               (1,337)
     Single premium life insurance deposits                                                                   (419)
                                                                        --------------------  ----------------------
                 Net cash used in investing activities                               (35,388)              (41,546)
                                                                        --------------------  --------------------

                                                                                                      NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                                  2000                  1999
                                                                                         ---------------------  --------------------
Cash flows from financing activities:
    Net increase in demand, interest-bearing and savings
       deposits                                                                                     $ 37,660               $ 12,685
    Net increase (decrease) increase in time deposits                                                 30,376                 (1,037)
    Net (decrease) increase in short-term borrowings                                                 (13,400)                 5,161

    Increase in unearned ESOP shares                                                                    (200)
    Proceeds from the exercise of stock options                                                          369                    520
    Payment of cash dividends                                                                           (164)                  (150)
    Payment for fractional shares                                                                         (5)
    Reacquisition of common stock                                                                       (401)
                                                                                                    --------               --------

                 Net cash provided by financing
                    activities                                                                        54,235                 17,179
                                                                                                    --------               --------

                 Increase (decrease) in cash and cash
                    equivalents                                                                       19,622                (16,027)

Cash and cash equivalents at beginning of period                                                      27,075                 54,410
                                                                                                    --------               --------

Cash and cash equivalents at end of period                                                          $ 46,697               $ 38,383
                                                                                                    ========               ========


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

NOTE B - MERGERS AND ACQUISITIONS

On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into the Company's wholly owned subsidiary, Western Sierra National Bank. The Company exchanged 718,517 shares of its common stock (after adjustment for fractional shares) for all common stock of SCB. Each share of SCB was exchanged for 1.491 shares of the Company.

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

Selected financial information for the combining entities included in the consolidated statements of income for the five months ended May 31, 2000 and the three and nine month periods ended September 30, 1999 is as follows:

                                                          Five Months         Three Months          Nine Months
                                                         Ended May 31,       Ended Sept. 30,      Ended Sept. 30,
(In thousands)                                               2000                 2000                 2000
                                                      ------------------   ------------------   ------------------
Net interest income:
    Western Sierra Bancorp and Subsidiaries           $            6,149   $            4,551   $           11,206
    Sentinel Community Bank                                        1,544                  978                2,715
                                                      ------------------   ------------------   ------------------

          Combined                                    $            7,693   $            5,598   $           14,399
                                                      ==================   ==================   ==================

Net income:
    Western Sierra Bancorp and Subsidiaries           $            1,368   $            1,144   $            2,377
    Sentinel Community Bank                                           22                  157                  400
                                                      ------------------   ------------------   ------------------

          Combined                                    $            1,390   $              926   $            2,825
                                                      ==================   ==================   ==================

Effective April 30, 1999, Lake Community Bank and Roseville 1st Community Bancorp were merged into the Company in stock-for-stock transactions which were accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combinations.

On May 5, 2000, Roseville 1st National Bank (R1NB) merged into Western Sierra National Bank (WSNB). All assets and liabilities of R1NB were transferred to WSNB and R1NB ceased to exist as a separate entity.

In October 2000, the Company acquired the Columbia branch of Pacific State Bank. In this transaction, the Company assumed approximately $4.1 million in deposits, acquired approximately $13,000 in fixed assets and paid a premium of 42,000. This transaction has been approved by the Company's Board of Directors and regulatory authorities.

NOTE C - LOANS AND LEASES

Outstanding loans and leases are summarized below:

                                                                                Sept. 30,         December 31,
(In thousands)                                                                    2000                1999
                                                                           ------------------  -----------------
Commercial                                                                 $           57,528  $          51,206
Real estate - mortgage                                                                180,977            157,368
Real estate - construction                                                             49,077             41,758
Lease financing                                                                         3,414              1,763
Installment                                                                             5,460              7,679
Agricultural                                                                            7,912             15,370
                                                                           ------------------  -----------------

                                                                                      304,368            275,144

Deferred loan and lease origination fees and costs, net                                  (787)              (788)
Allowance for loan and lease losses                                                    (4,153)            (3,794)
                                                                           ------------------ ------------------

                                                                           $          299,428  $         270,562
                                                                           ==================  =================

Changes in the allowance for loan and lease losses were as follows:

                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
(In thousands)                                   SEPTEMBER 30,                           SEPTEMBER 30,

                                          2000                1999                2000                1999
                                    -----------------  ------------------  ------------------  -----------------
Balance, beginning of period        $           4,002  $            3,287  $            3,794  $           2,987
Provision charged to
    operations                                    140                 190                 480                630
Losses charged to allowance                                           (15)               (190)              (221)
Recoveries                                         11                  28                  69                 94
                                    -----------------  ------------------  ------------------  -----------------

                                    $           4,153  $            3,490  $            4,153  $           3,490
                                    =================  ==================  ==================  =================

NOTE D - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

(In thousands, except for per share                                              WEIGHTED
   information)                                                                   AVERAGE
                                                                                 NUMBER OF
                                                                NET               SHARES             PER SHARE
         FOR THE THREE MONTHS ENDED                           INCOME            OUTSTANDING           AMOUNT
         --------------------------                           ------            -----------           ------
SEPTEMBER 30, 2000

Basic earnings per share                               $          1,306             3,421,164    $            .38
                                                                                                 ==================
Effect of dilutive stock options                                                        72,573
                                                        ------------------  ------------------
Diluted earnings per share                             $          1,306              3,493,737   $            .37
                                                       ===================  =================== ===================

(In thousands, except for per share                                              WEIGHTED
   information)                                                                  AVERAGE
                                                                                 NUMBER OF
                                                                NET               SHARES             PER SHARE
         FOR THE THREE MONTHS ENDED                           INCOME            OUTSTANDING           AMOUNT
         --------------------------                           ------            -----------           ------
SEPTEMBER 30, 1999

Basic earnings per share                                $          926               3,408,719      $     .27
                                                                                                ==================
Effect of dilutive stock options                                                       137,299
                                                        ------------------  ------------------
Diluted earnings per share                              $          926                3,546,018     $     .26
                                                        ==================  =================== ==================


          FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000

Basic earnings per share                                $            2,825           3,407,310      $     .83
                                                                                                ==================

Effect of dilutive stock options                                                        96,770
                                                        ------------------  ------------------

Diluted earnings per share                              $           2,825            3,504,080      $     .81
                                                        ==================  =================== ==================

SEPTEMBER 30, 1999

Basic earnings per share                                $            2,402           3,370,944      $     .71
                                                                            ==================

Effect of dilutive stock options                                                       167,311

Diluted earnings per share                              $      2,402                 3,538,255      $     .68
                                                        ==================  =================== ==================

NOTE E -        COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). An analysis of comprehensive income follows:

                                                                                FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
(In thousands)                                                                  2000                  1999
                                                                            ------------          ------------
Net income                                                               $           1,306        $         926
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available-for-sale
       investment securities                                                           460                 (548)
                                                                        --------------------  --------------------

          Total comprehensive income                                     $           1,766        $         378
                                                                        ====================  ====================

                                                                                 FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                                2000                  1999
                                                                        --------------------  --------------------

Net income                                                              $              2,825      $          2,402
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available-for-sale
       investment securities                                                             707                (1,688)
                                                                        --------------------  --------------------

          Total comprehensive income                                    $              3,532      $            714
                                                                        ====================  ====================

NOTE F - SUBSEQUENT EVENT

In October 2000, the Board of Directors declared a 5% stock dividend to shareholders of record as of November 1, 2000, payable on November 13, 2000. All per share information has been retroactively adjusted to reflect this stock dividend.

1TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements, including the Notes, appearing elsewhere herein.

      All statements contained herein that are not historical facts, such as statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations and include, among other things,
(1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Bank.

FINANCIAL CONDITION

Total assets increased by $58.2 million or 14.85% to $450.1 million at September 30, 2000, from $391.9 million at December 31, 1999. Total deposits increased by 19.81% to $411.2 million at September 30, 2000 from $343.2 million at December 31, 1999. The increase in deposits resulted in the corresponding increase in total assets. This increase is primarily invested in a $18.6 million increase in Federal Funds sold, a $31.3 million increase in the net loan portfolio and a net increase in investments of $5.3 million. The majority of the increases are directly attributable to efforts of management to increase investment and lending activity. This increase is primarily due to an increase in the Company's volume of time deposits, which totaled $193.8 million at September 30, 2000 compared to $163 million at December 31, 1999, a $30.8 million increase. Advances from the FHLB tabling $9 million were repaid during the period ending September 30, 2000. During the same period, Federal funds purchased of $6 million were also repaid. The Company had $1.231 million and $1.938 million in unrealized losses on available for sale investment securities (net of deferred tax benefits) at September 30, 2000 and December 31, 1999, respectively..

Net loans totaled $299.4 million at September 30, 2000, representing a 73.65% loan to deposit ratio, compared to net loans of $270.6 million at December 31, 1999, representing a 79.12% loan to deposit ratio. The decrease in loan to deposit ratio is due primarily to the rapid increase in deposits. This deposit growth is temporarily invested in Federal Funds sold. Management expects loans to grow during the remainder of 2000. In management's opinion, the allowance for loan losses, totaling $4.2 million at September 30, 2000, adequately provides for possible loan losses. This allowance represents 1.37% of gross loans outstanding at the end of the second quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NET INTEREST INCOME

Interest income increased 22.01% to $8,836 thousand for the quarter ended September 30, 2000 from $7,242 thousand for the quarter ended September 30, 1999. The increased interest income on loans and investments was primarily due to a 84 basis point increase in yields realized on loans as a result of changes in market conditions during the quarter ending September 30, 2000 as compared to the quarter ended September 30, 1999. In addition, average earnings assets increased by $38,269 thousand at September 30, 2000 as compared to September 30, 1999.

Interest expense increased 32.31% to $3,788 thousand for the quarter ended September 30, 2000 from $2,863 thousand for the quarter ended September 30, 1999. The increase in interest expense during the three months ended September 30, 2000 was the result of an overall increase in interest rates of approximately 68 basis points over the three months ended September 30, 1999 on these deposits.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended September 30, 2000 and 1999:

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                 2000                                      1999
                               ----------------------------------------  ---------------------------------------
                                   AVERAGE        INCOME/      YIELD/        AVERAGE        INCOME/      YIELD/
(In thousands)                     BALANCE        EXPENSE       RATE         BALANCE        EXPENSE       RATE
                               -------------   -------------  ---------  -------------  -----------     --------
ASSETS
Earning assets:
   Commercial loans (1)        $      47,185   $       1,237     10.49%  $      49,884  $       1,309     10.48%
   Real estate loans (1)             243,149           5,541      9.11%        201,077          4,443      8.84%
   Installment loans (1)               6,076             132      8.68%          7,337            132      7.20%
                               -------------   -------------  ---------  -------------  -------------   --------

       Sub-total loans               296,410           6,910      9.32%        258,298          5,884      9.12%

   Federal funds sold                 22,368             358      6.40%         16,275            217      5.32%
   Investments (2)                    71,472           1,659      9.28%         77,408          1,222      6.32%
                               -------------   -------------  ---------  -------------  -------------   --------

       Total earning assets          390,250           8,927      9.16%        351,981          7,323      8.32%
                                               -------------             -------------  -------------

Less:  Allowance for loan  and lease
   losses                             (3,958)                                   (3,384)
Cash and due from banks               20,296                                    16,792
Premises and equipment,
   net                                10,845                                     9,008
Accrued interest receivable
   and other assets                   13,051                                    12,923
                               -------------                             -------------

       Total assets            $     430,484                             $     387,320
                               =============                             =============

                                                        Three Months Ended September 30,
                                                 2000                                      1999
                               ----------------------------------------  ---------------------------------------
                                   AVERAGE        INCOME/      YIELD/        AVERAGE        INCOME/      YIELD/
(In thousands)                     BALANCE        EXPENSE       RATE         BALANCE        EXPENSE       RATE
                               -------------   -------------  ---------  -------------  -----------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand,
   savings and time
   deposits                    $     314,823   $       3,723      4.72%  $     271,370  $       2,702      4.00%
Short-term borrowings                  3,243              65      8.00%         10,161            161      6.32%
                               -------------   -------------             -------------  -------------

       Total interest-
         bearing
         liabilities                 318,066           3,788      4.76%        281,531          2,863      4.08%
                                               -------------                            -------------

Non-interest bearing
   deposits and other
   liabilities                        80,984                                    77,327
                               -------------                             -------------

       Total liabilities             399,050                                   358,858
                               -------------                             -------------

Common stock                          18,674                                    15,219
Retained earnings                     14,300                                    13,909
Accumulated other com-
   prehensive loss                    (1,540)                                     (666)
                               -------------                             -------------

       Total shareholders'
         equity                       31,434                                    28,462
                               -------------                             -------------

       Total liabilities and
         shareholders'
         equity                $     430,484                             $     387,320
                               =============                             =============

Net interest income                            $       5,139                            $       4,460
                                               =============                            =============

Interest income as a per-
   centage of average
   earning assets                                                 9.16%                                    8.32%
Interest expense as a
   percentage of average
   earning assets                                                 3.88%                                    3.24%
Net yield on average
   earning assets (net
   interest margin)                                               5.28%                                    5.08%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis and interest actually received subsequent to that date.

(2) Applicable nontaxable yields have been calculated on a taxable-equivalent basis, based on a 40% average tax rate.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased 12.25% to $1,008 thousand for the quarter ended September 30, 2000 from $898 thousand for the quarter ended September 30, 1999. This increase was comprised of a $224 thousand or 158% increase in other non-interest income was due to an increase in the gains on the sale of loans and fees on the packaging of loans by the mortgage department which was partially offset by a $114 thousand or 15.08% decrease in service charges and fees.

The allocation to the Provision for Loan Losses for the third quarter of 2000 was $140 thousand as compared to an allocation of $190 thousand for the third quarter of 1999.

Other expenses increased 4.72% to $3,881 thousand for the quarter ended September 30, 2000 from $3,706 thousand for the quarter ended September 30, 1999. These expenses represent the operational and administrative expenses of the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

NET INTEREST INCOME

Interest income increased 19.14% to $24,939 thousand for the nine months ended September 30, 2000 from $20,932 thousand for the nine months ended September 30, 1999. The increased interest income on loans and investments was primarily due to a change in the mix of the investment securities to loans, an increase in average earning assets of $21,861 thousand and a 96 basis point increase in total yields on earning assets (see schedule below).

Interest expense increased 29.16% to $10,540 thousand for the nine months ended September 30, 2000 from $8,161 thousand for the nine months ended September 30, 1999. The increase in interest expense was the result of the increase in average interest bearing accounts, certificates of deposits and short term borrowing in 2000 over the same period in 1999. In addition, the increase in interest expense can be attributed to an 77 basis point increase in rates.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the nine month periods ended September 30, 2000 and 1999:

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                   2000                                    1999
                               ----------------------------------------  ---------------------------------------
                                  AVERAGE         INCOME/      YIELD/       AVERAGE       INCOME/        YIELD/
(In thousands)                    BALANCE         EXPENSE       RATE        BALANCE       EXPENSE         RATE
                               -------------   -------------  ---------  -------------  -----------     --------
ASSETS
Earning assets:
   Commercial loans (1)        $      44,130   $       3,513     10.61%  $      46,291  $       3,982     11.47%
   Real estate loans (1)             237,615          16,459      9.24%        189,294         12,189      8.59%
     Installment loans (1)             6,664             417      8.34%          6,154            421      9.12%
                               -------------   -------------  ---------  -------------  -------------   --------

       Sub-total loans               288,409          20,389      9.43%        241,739         16,592      9.15%

   Federal funds sold                 24,972           1,178      6.29%         21,386            718      4.48%
   Investments (2)                    70,248           3,629      6.89%         98,643          3,868      5.23%
                               -------------   -------------  ---------  -------------  -------------   --------

       Total earning assets          383,629          25,196      8.76%        361,768         21,178      7.80%
                                               -------------                            -------------
Less:  Allowance for loan
   losses                             (3,904)                                   (3,215)
Cash and due from banks               17,384                                    17,242
Premises and equipment,
   net                                10,022                                     8,745
Accrued interest receivable
   and other assets                   14,275                                    25,504
                               -------------                             -------------

       Total assets            $     421,406                             $     410,044
                               =============                             =============

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                   2000                                    1999
                               ----------------------------------------  ---------------------------------------
                                  AVERAGE         INCOME/      YIELD/       AVERAGE       INCOME/        YIELD/
(In thousands)                    BALANCE         EXPENSE       RATE        BALANCE       EXPENSE         RATE
                               -------------   -------------  ---------  -------------  -----------     --------
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing demand,
   savings and time
   deposits                    $     305,853   $      10,181      4.44%  $     285,120  $       7,825      3.65%
Other short-term
   borrowings                          7,451             359      6.40%          8,012            336      5.59%
                               -------------   -------------  ---------  -------------  -------------   --------
       Total interest-
         bearing
         liabilities                 313,304          10,540      4.48%        293,132          8,161      3.71%
                                               -------------                            -------------
Non Interest-bearing
   deposits and other
   liabilities                        77,898                                    87,952
                               -------------                             -------------

       Total liabilities             391,202                                   381,084
                               -------------                             -------------

Common stock                          15,227                                    14,857
Retained earnings                     16,738                                    14,769
Accumulated other com-
   prehensive loss                    (1,761)                                     (666)
                               -------------                             -------------
       Total shareholders'
         equity                       30,204                                    28,960
                               -------------                             -------------
       Total liabilities and
         shareholders'
         equity                $     421,406                             $     410,044
                               =============                             =============

Net interest income                            $      14,656                            $      13,017
                                               =============                            =============

Interest income as a per-
   centage of average
   earning assets                                                 8.76%                                    7.80%
Interest expense as a
   percentage of average
   earning assets                                                 3.67%                                    3.01%
Net yield on average
   earning assets (net
   interest margin)                                               5.09%                                    4.79%


(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis and interest actually received subsequent to that date.

(2) Applicable nontaxable yields have been calculated on a taxable-equivalent basis, based on a 40% average tax rate.

NON-INTEREST INCOME AND EXPENSES

Non-interest income decreased 2.43% to $2,612 thousand for the nine months ended September 30, 2000 from $2,677 thousand for the nine months ended September 30, 1999. This decrease was due to a decrease in the gains on the sale of loans and fees on the packaging of loans by the mortgage department.

In determining the appropriate level of the allowance for loan losses, management considers various factors affecting the collectibility of loans, to include economic conditions, past credit experience and the periodic review of the Company's loan portfolio. The allocation to the Provision for Loan Losses for the first nine months of 2000 was $480 thousand as compared to an allocation of $630 thousand for the first nine months of 1999. Net losses for the nine months ended September 30, 2000 totaled $121 thousand as compared to net losses which totaled $127 thousand for the same period in 1999. The decrease in the provision for loan losses is attributable to the overall improvement in the credit quality of the Company's loans.

Other expenses increased 9.09% to $12,247 thousand for the nine months ended September 30, 2000 from $11,226 thousand for the nine months ended September 30, 1999. These expenses represent the operational and administrative expenses of the Company and include the aforementioned non-recurring merger related expenses of $899 thousand for the nine months ended September 30, 2000 as compared to $260 thousand for the same period in 1999.

Net income for the nine months ended September 30, 2000 totaled $2,825 thousand as compared to net income of $2,402 thousand for the nine months ended September 30, 1999.

LIQUIDITY
The Company's bank subsidiaries have a combined asset and liability management program allowing them to monitor and maintain interest margins during times of both rising and falling interest rates and to maintain sufficient liquidity. Liquidity at each bank subsidiary consists of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale. In addition, the Bank subsidiaries maintain lines of credit with several correspondent banks and lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank. At September 30, 2000 the bank subsidiaries had $1,900 thousand in short-term borrowings compared to a $15.3 million balance at December 31, 1999. The Company used some of its deposit growth to retire this debt.

CAPITAL RESOURCES

Total shareholders' equity increased to $34.1 million at September 30, 2000 from $30.9 million at December 31, 1999. The change was primarily due to net income of $2,825 thousand during the nine month period and a shift from unrealized loss to unrealized gain on available-for-sale securities of $707 thousand.

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

The following table outlines the Company's consolidated capital ratios at September 30, 2000:

                                                           September 30,        September 30,         December 31,
                                                               2000                 1999                  1999
                                                           ------------         ------------          -----------
Total Risk-Based Capital Ratio
     Regulatory Requirement                                    10.00%               10.00%                10.00%
     Western Sierra Bancorp                                    11.59%                11.8%                12.20%
Tier 1 Risk-Based Capital Ratio
     Regulatory Requirement                                     6.00%                6.00%                 6.00%
     Western Sierra Bancorp                                    10.35%                10.7%                11.00%
Leverage Ratio
     Regulatory Requirement                                     5.00%                5.00%                 5.00%
     Western Sierra Bancorp                                     7.76%                 8.1%                 8.50%


The Company and each of its bank subsidiaries meet all the regulatory capital requirements of a "well capitalized" institution.

ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS AND INTANGIBLES

The Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed statement, BUSINESS COMBINATIONS AND INTANGIBLES, in September 1999 which included the elimination of "pooling of interests" accounting. The result of this accounting change would be that all mergers consummated after a designated date would be accounted for as "purchase" transactions, resulting in the recognition of goodwill in any merger where the purchase price exceeds the asset value of the acquired company. The Board is in the process of researching and discussing the accounting for goodwill and its impact on the future reported income of merged companies. Additionally, in bank mergers, the goodwill in a purchase accounting transaction would not be included in the calculation of regulatory capital requirements. The Board will redeliberate the related issue of whether to retain the pooling method, but not until it has reached a set of tentative decisions with respect to the accounting for goodwill that will best meet the concerns of investors, creditors, and other users of financial statements--as well as companies that prepare those reports. The Board expects to issue a final statement near the end of the first quarter of 2001.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was subsequently amended in June 1999 by FASB Statement No. 137 and in June 2000 by FASB Statement No. 138. FASB Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FASB Statement No. 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. FASB Statement No. 138 addresses certain issues causing difficulties in implementing FASB Statement No. 133. The implementation of these pronouncements is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
EXTINGUISHMENTS OF LIABILITIES

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement replaces FASB Statement No. 125 and revises certain of the standards for accounting for securitizations and other transfers of financial assets and collateral and their related disclosures. However, most of the provisions of FASB Statement No. 125 were carried over without reconsideration. The statement will be applied prospectively and is effective for the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000


                                       WESTERN SIERRA BANCORP



                                       /s/ GARY GALL
                                       ----------------------------------------
                                       Gary Gall
                                       President and
                                       Chief Executive Officer



                                       /s/ LESA FYNES
                                       ----------------------------------------
                                       Lesa Fynes
                                       Chief Financial Officer