Form 10-K
period 2000-12-31
WESTERN SIERRA BANCORP
filed 2001-04-02
CIK 1072688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 2000 or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (NO FEE REQUIRED)


Commission file number:  0-19231


                             WESTERN SIERRA BANCORP
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    CALIFORNIA                                         68-0390121
    -------------------------------                    -----------------------
    (State or other jurisdiction of                    IRS Employer
    incorporation or organization)                     Identification No.)

    3350 COUNTRY CLUB DR., SUITE 202, CAMERON PARK, CA          95682
    ---------------------------------------------------        ---------
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (530) 677-5600


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.    Yes  X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K      [ ]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 2001 (based on the closing sale price of the Common Stock) was $34,796,588.

As of March 1, 2001 there were 3,448,782 shares outstanding of the Registrant's common stock.

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                      ------
                                     PART I

Forward-Looking Information...........................................................................................   3
Item 1.           Business............................................................................................   4
Item 2.           Properties..........................................................................................  11
Item 3.           Legal Proceedings...................................................................................  11
Item 4.           Submission of Matters to a Vote of Securities Holders...............................................  11

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters...........................  12
Item 6.           Selected Financial Data.............................................................................  13
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................................  14
Item 7a.          Quantitative and Qualitative Disclosures about Market Risk..........................................  31
Item 8.           Financial Statements and Supplementary Data.........................................................  34
Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..............................................................  36

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..................................................  36
Item 11.          Executive Compensation..............................................................................  36
Item 12.          Security Ownership of Certain Beneficial Owners and Management......................................  36
Item 13.          Certain Relationships and Related Transactions......................................................  36

                                     PART IV

Item 14.          Exhibits, Financial Statements, Financial Statements Schedules and
                  Reports on Form 8-K.................................................................................  37

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Exchange Act of 1934. These forward-looking statements (which involve the Western Sierra Bancorp's (Western Sierra) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

         - Competitive pressure in the banking industry and changes in the regulatory environment

         - Changes in the interest rate environment and volatility of rate sensitive deposits

         - Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans

         - Credit quality deterioration which could cause an increase in the provision for loan losses

         - Changes in the securities markets

         - Asset/Liability matching risks and liquidity risks

Western Sierra undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to Western Sierra and its operations please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other information in this Report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL. Western Sierra Bancorp was incorporated under the laws of the State of California on July 11, 1996. Western Sierra was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of Western Sierra common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders. In April 1999, Western Sierra acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, Western Sierra acquired Sentinel Community Bank in a stock for stock exchange. In addition, these mergers were accounted for as a pooling of interest and accordingly, all prior period financial statements have been restated to reflect the combined operations of Western Sierra, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was merged into Western Sierra National Bank. Also in May of 2000, Roseville 1st National Bank was merged into Western Sierra National Bank. In October of 2000, Western Sierra National Bank purchased the deposits and certain other assets and liabilities of the Columbia branch of Pacific State Bank. Western Sierra is a registered bank holding company under the Bank Holding Company Act. Western Sierra conducts its operations at 3350 Country Club Drive, Suite 202, Cameron Park, California 95682.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and its deposits are insured to the maximum amount permitted by law by the FDIC. Western Sierra National Bank's head office is located at 4011 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 229 South Washington Street, Sonora, 13753-A Mono Way, Sonora, 18711 Tiffeni Drive, Twain Harte, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay, and 22712 Main Street, Columbia. Western Sierra National Bank does not have any affiliates or subsidiaries, other than Lake Community Bank and Sentinel Associates, Inc.

Roseville 1st National Bank was founded in 1983 as Countryside Thrift and Loan (Countryside). Countryside operated as an industrial loan company until its conversion to a national bank on July 1, 1992. Roseville 1st National Bank was merged into Western Sierra National Bank in May of 2000, and operates as a DBA Roseville 1st National Bank - a branch of Western Sierra National Bank.

Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on

November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Lake Community Bank engages in the general commercial banking business in Lake County in the State of California from its headquarters banking office located at 805 Eleventh Street, Lakeport, California, and its branch located at 4280 Main Street, Kelseyville, California. Lake Community Bank does not have any affiliates or subsidiaries, other than Western Sierra National Bank and Sentinel Associates, Inc.

Sentinel Community was incorporated under the laws of the State of California on December 24, 1980, and commenced operations on April 2, 1982. The corporation was formed as a State Chartered Savings and Loan Association. Sentinel Community converted its charter to a Federal Savings and Loan Association on June 9, 1989. In October of 1996, Sentinel Community changed its name to Sentinel Community Bank, while remaining chartered as a Federal Savings and Loan Association. Sentinel Community Bank was merged into Western Sierra National Bank in May, 2000, and operates as a DBA Sentinel Community Bank - a branch of Western Sierra National Bank.

Western Sierra has an inactive subsidiary (acquired from Sentinel), Sentinel Associates, Inc., which is administered out of the main office. Sentinel Associates, Inc., was formed in October, 1983, for the purpose of developing single family residential real estate.

BANKING SERVICES. Western Sierra is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport and the surrounding communities. Western Sierra's primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in Western Sierra's primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

Western Sierra offers a broad range of services to individuals and businesses in its primary service areas with an emphasis upon efficiency and personalized attention. Western Sierra provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of Western Sierra's subsidiary banks offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks, computer cash management and internet banking including bill payment. Western Sierra's subsidiary banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement, installment and credit card loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers' checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offer other customary commercial banking services.

Most of Western Sierra's deposits are obtained from commercial businesses, professionals and individuals. There is no concentration of deposits or any customer with 5% or more of any of the subsidiary banks' deposits.

Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

EMPLOYEES. At December 31, 2000, Western Sierra and its subsidiaries employed 213 persons on a full-time equivalent basis. Western Sierra believes its employee relations are excellent.

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

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate, provided that the aggregate amount of the above transactions of the bank and its subsidiaries does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as that term is defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Further, Western Sierra and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

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

Western Sierra National Bank is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the Comptroller) and also subject to applicable regulations of the FDIC and the FRB, and in addition the provisions of California law, insofar as they are not preempted by federal banking law. Lake Community Bank is subject to primary supervision, examination and regulation by the California Department of Financial Institutions (DFI) and the FDIC and is subject to applicable regulations of the FRB. The deposits of both financial institutions are insured by the FDIC to applicable limits. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the subsidiary banks' businesses are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

IMPACT OF MONETARY POLICIES. The earnings and growth of Western Sierra are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of Western Sierra are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United State Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve's actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

RECENT AND PROPOSED LEGISLATION. The operations of Western Sierra are subject to extensive regulation by federal, state and local governmental authorities and are subject to the various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Western Sierra believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the business of Western Sierra and its subsidiaries are highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Most recently, the Gramm-Leach-Bliley Act was signed into law. This legislation eliminates many of the barriers that have separated the insurance, securities and bank industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC, Office of the Comptroller of the Currency) among others, are currently drafting regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on Western Sierra is impossible to predict.

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nations' financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

Western Sierra intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and intends to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

CONSUMER PROTECTION LAWS AND REGULATIONS. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and they are implementing regulations. Examination and enforcement have become more intense in nature and insured institutions have been advised to monitor carefully compliance with such laws and regulations. Western Sierra is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The four point rating scale ranges from a high of "outstanding" to a low of "substantial noncompliance."

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

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

The Right To Financial Privacy Act (RFPA) imposes a new requirement for financial institutions to provide new privacy protections to consumers. Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties (opt out).

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory concern related to compliance with CRA, TILA, FH Act, ECOA, HMDA, RFPA and RESPA generally, Western Sierra may incur additional compliance costs or be required to expend additional funds for investments in its local community.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY, which was subsequently amended in June 1999 by SFAS 137 and in June 2000 by SFAS
138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 addressed certain issues causing difficulties in implementing SFAS 133. Western Sierra adopted these statements on January 1, 2001 and, in management's opinion, the implementation of these pronouncements is not expected to have a material effect on the future consolidated financial statements.

In September 2000, the FASB issued SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, to replace SFAS 125 which was issued in June 1996. The original statement addresses issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement will have a significant impact on its financial statements.

The Financial Standards Accounting Board released for comment on February 14, 2001, a revised proposal for the elimination of "pooling of interests" accounting. The FASB indicated that it would accept comments through March 16, 2001. As proposed, it is currently anticipated that the FASB will issue a final statement in June 2001, which would likely require, among other matters, that all mergers initiated after the issuance of the final statement be accounted for as "purchase" transactions. As proposed, a merger or business combination would be considered initiated if the major terms of the transaction, including the exchange or conversion ratio, are publicly announced or otherwise disclosed to shareholders of the combining companies. The revised proposal contemplates that goodwill will not be amortized to earnings as originally proposed. Instead, goodwill would be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value, based on standards to be specified in the final statement. The effect of the proposal upon bank mergers is uncertain, however, the goodwill in a purchase accounting transaction may not be included in the calculation of regulatory capital requirements and some investment bankers have expressed the view that the elimination of "pooling of interests" accounting will result in lower merger premiums for sellers with the possibility of fewer transactions occurring after the effective date of the final statement.

OTHER. Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the FDIC and the DFI may affect the business of Western Sierra. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business or Western Sierra.

OTHER INFORMATION CONCERNING WESTERN SIERRA. Western Sierra holds no material patents, trademarks, licenses, franchises or concessions.

No expenditures were made by Western Sierra since inception on material research activities relating to the development of services or the improvement of existing services. Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of Western Sierra.

ITEM 2. PROPERTIES

Western Sierra owns six depository branches and leases twelve other locations used in the normal course of business located throughout Western Sierra's service areas. There are no contingent rental payments and Western Sierra has two sublease arrangements. Total rental expenses under all leases, including premises, totaled $381,000, $361,000 and $376,000, in 2000, 1999 and 1998
respectively. The expiration dates of the leases vary, with the first such lease expiring during 2001 and the last such lease expiring during 2007. Western Sierra maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

                                     PART II

ITEM 5. MARKET PRICE & DIVIDENDS

Western Sierra common stock is publicly traded on the NASDAQ National Market under the symbol "WSBA". As of December 31, 2000, there were 1,606 shareholders of record of Western Sierra's common stock.

Western Sierra's common stock began trading on the NASDAQ National Market Exchange (NASDAQ) under the symbol "WSBA" July 29, 1999. Prior to that date, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol "WESA". The following table shows the high and low prices for the common stock, for each quarter as reported by NASDAQ and the OTC Bulletin Board. The prices have been adjusted to reflect the stock dividends issued in 2000 and 1999.

                             Western Sierra Bancorp
                               Common Stock Prices

                       Qtr 1       Qtr 2       Qtr 3       Qtr 4             Qtr 1       Qtr 2       Qtr 3       Qtr 4
                        2000        2000        2000        2000              1999        1999        1999        1999
                        ----        ----        ----        ----              ----        ----        ----        ----
      High            $12.92      $11.57      $10.89      $11.56            $15.95      $15.24      $14.40      $13.57
      Low               9.52        9.07        8.84        9.88             14.76       11.90       11.22       10.95
    Volume           272,184     151,144     198,458     264,811            40,005      82,005     207,117     174,737

Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2000, the subsidiaries had $7,754,371 in retained earnings available for dividend payments to Western Sierra.

Western Sierra' primary source of revenue to pay dividends to its shareholders is dividends from its subsidiaries. The amount and payment of dividends by Western Sierra is set by Western Sierra's Board of Directors. Any further dividends will be decided based on a number of factors including results of operations, general business conditions, capital requirements, general financial conditions, and other factors deemed relevant by the Board of Directors.

Prior to the merger with Western Sierra, Sentinel Community Bank paid a $.34 per share cash dividend to shareholders of record as of 12/31/99. The dividend was paid on Jan 6, 2000 and totaled $483,529.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF CONSOLIDATED FINANCIAL DATA AND PERFORMANCE RATIOS

                                                                                At or for the Year ended December 31,
                                                                    --------------------------------------------------------------
                                                                     2000       1999       1998       1997        1996
                                                                     ----       ----       ----       ----        ----
                                                                         (dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS:
Interest income                                                  $ 34,048   $ 28,508   $ 26,854   $ 24,518    $ 21,332
Interest expense                                                   14,595     10,858     10,994      9,857       8,759
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                19,453     17,650     15,860     14,661      12,573
----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                             380        920      1,011      1,243       1,406
Non-interest income                                                 3,745      3,580      4,284      3,484       3,028
Non-interest expense                                               16,602     15,401     16,556     14,347      11,955
----------------------------------------------------------------------------------------------------------------------------------
Income  before income taxes                                         6,216      4,909      2,577      2,555       2,240
Provision for income taxes                                          2,332      1,601        875        924         817
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $  3,884   $  3,308   $  1,702   $  1,631    $  1,423
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS:
For the year:
    Return on average assets                                         0.91%      0.87%      0.49%      0.55%       0.55%
    Return on average equity                                        12.18      11.71       6.13       6.44        6.20
    Net interest margin                                              4.98       5.10       5.06       5.70        6.03
    Efficiency ratio                                                71.57      72.54      82.19      79.09       76.63

At December 31:

    Average equity to average assets                                 7.51%      7.44%      8.00%      8.67%       9.24%
    Total capital to risk-adjusted assets                           11.00      12.40      12.80      12.80       11.60
    Allowance for loan and lease losses to loans                     1.33       1.38       1.39       1.53        1.22
    Loans to deposits                                               75.90      79.94      62.72      67.47       74.11
    Non-performing assets to capital                                 0.03       0.04       .013       0.21        0.30


BALANCE SHEET:
Total assets                                                     $474,603   $391,883   $382,503   $321,738    $267,505
Total loans                                                       329,251    274,356    215,410    198,310     178,203
Allowance for loan and lease losses                                 4,395      3,794      2,988      3,014       2,169
Total deposits                                                    433,771    343,184    343,442    292,454     240,457
Shareholders'  equity                                              36,137     30,915     29,307     26,386      24,727


SHARE DATA:
Common Shares Outstanding (in thousands)                            3,449      3,256      3,046      2,891       2,742
Book Value Per Share                                             $  10.47   $   9.49   $   9.62   $   9.13    $   9.02

Basic Earnings Per Share                                         $   1.14   $   0.98   $   0.53   $   0.49    $   0.43
Diluted Earnings Per Share                                       $   1.12   $   0.95   $   0.51   $   0.48    $   0.42
Cash Dividends Per Share                                         $   0.05   $   0.05   $   0.04   $   0.11    $   0.13

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS

GENERAL. The Board of Directors and Management of Western Sierra believe that the Company plays an important role in the economic well being of the communities it serves. Its Subsidiary banks have a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by Western Sierra and its subsidiary banks.

Various loan products are offered which promote home ownership and affordable housing, fuel job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and mortgage loans. Banking decisions are made locally and the goal is customer satisfaction.

Various deposit products are offered which are geared to provide both individual and business customers with a wide range of choices. These products include both high and low volume transaction accounts, savings and money market products, certificate of deposit accounts with a wide range of maturities, and IRA accounts including Roth and Educational IRAs as well.

Western Sierra remains committed to its shareholders and will continue its efforts in 2001 to increase shareholder value. During 1999, the Company became a member of NASDAQ and began trading on the NASDAQ exchange. As a result, there has been increased liquidity in the Company's stock. During 2000, Management worked closely with its market makers and expanded the information provided in the quarterly shareholder newsletter. The Company did receive a "Buy" rating from Hoefer & Arnett early in the year. Management is aware of the adverse stock market conditions over the past year, and the fact that Western Sierra is still a relatively small and unnoticed Company. In 2001, Management will continue to spend time with both its market makers, and others who can help increase the visibility of the Company, its earnings and projections.

The following discussion is designed to provide a better understanding of significant trends related to Western Sierra's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It should be read in conjunction with Western Sierra's audited financial statements and notes thereto and the other financial information appearing elsewhere herein.

The following discussion pertains to Western Sierra's financial condition, changes in financial condition and results of operations as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. The consolidated financial statements of Western Sierra include the financial position and results of operations of Roseville 1st Community Bancorp, Lake Community Bank and Sentinel Community Bank both before and after their respective mergers with Western Sierra as a result of applying the pooling-of-interests method of accounting for each transaction. The discussion should be read in conjunction with Western

Sierra's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

FINANCIAL CONDITION

2000 COMPARED TO 1999

The Company experienced another year of growth and expansion in 2000. Total assets at December 31, 2000 were $474.6 million, an increase of $82.7 million, or 21%, over total assets of $391.9 million at December 31,1999. Loans were $329.2 million, an increase of $54.9 million or 20%, over total loans of $274.3 million at December 31, 1999. Loan growth was the result of continued marketing efforts, strong economic conditions and the increased lending opportunities and additional market areas resulting from the mergers of Roseville 1st National Bank, Lake Community bank and Sentinel Community Bank. In addition Western Sierra occasionally purchased pools of loans in order to further diversify the portfolio and maximize profitability.

Total deposits at December 31, 2000 were $433.8 million, an increase of $90.6 million, or 26.4%, over total deposits of $343.2 million at December 31, 1999. Most of the deposit growth occurred in time deposits of $100,000 or more, an increase of 59% to $86.4 million at December 31, 2000. NOW accounts increased 26% to $52.8 million at December 31, 2000 and other time deposits increased 28% to $139.8 million at December 31, 2000. The majority of Western Sierra's deposits remain local core deposits. Lake Community Bank does occasionally fund its loan growth with non-local certificates of deposit.

Total shareholders' equity at December 31, 2000 was $36.1 million, an increase of $5.2 million over total shareholders' equity of $30.9 million at December 31, 1999. The increase in equity is due to an increase in retained earnings of $3.8 million for the twelve months ended December 31, 2000 and the exercise of stock options by employees and directors, which was partially offset by the repurchase of 29,165 shares of Western Sierra common stock during 2000.

1999 COMPARED TO 1998

The total assets at December 31, 1999 were $391.9 million, an increase of $9.3 million or 2.4% over total assets of $382.5 million at December 31, 1998. Loans were $274.4 million, an increase of $59.0 million or 27% over total loans of $215.4 million at December 31, 1998.

Total deposits at December 31, 1999 were $343.2 million, almost even with total deposits of $343.4 million at December 31, 1998. Non-interest bearing deposits decreased 8% to $71.6 million at December 31, 1999, while interest bearing deposits increased 2.5% to $271.6 million at December 31, 1999, for a net decrease of $300,000 in total deposits for the year 1999.

Total shareholders' equity at December 31, 1999 was $30.9 million, an increase of $1.6 million over total shareholders' equity of $29.3 million at December 31, 1998. The increase in equity was due to an increase in retained earnings of $3.3 million for the twelve months ended December 31, 1999 and the exercise of stock options by employees and directors, and a change in the unrealized loss on available-for-sale securities in 1999.

RESULTS OF OPERATIONS

NET INCOME. Western Sierra recorded net income of $3.9 million, or $1.12 diluted earnings per share, for the year ended December 31, 2000 compared to net income of $3.3 million, or $.95 diluted earnings per share, in 1999 and net income of $1.7 million, or $.51 diluted earnings per share, in 1998.

The increase in net income for each year above is generally attributed to increases net interest income resulting from increases in earning assets, lower provisions for loan losses attributable to improved credit quality, and operating efficiencies.

NET INTEREST INCOME AND NET INTEREST MARGIN

Total interest income increased from $26.9 million in 1998 to $28.5 million in 1999, and to $34.0 million in 2000, representing a 6.0% increase in 1999 over 1998 and a 19.3% increase in 2000 over 1999. The total interest income increases in the periods discussed were primarily the result of growth in Western Sierra's established market areas. Total interest expense decreased from $11.0 million in 1998 to $10.9 million in 1999, and increased to $14.6 million in 2000, representing a 0.9% decrease in 1999 from 1998, and a 33.9% increase in 2000 over 1999. The minimal decrease in interest expense from 1998 to 1999 was due to slightly lower interest rates across all deposit types. The increase in interest expense in 2000 from 1999 was due to both increased deposits and an increasing interest rate environment.

Western Sierra's net interest margin was 5.06% in 1998, 5.10% in 1999 and 4.98% in 2000. The change from 1998 to 1999 was a result of a lower yield on earning assets combined with an almost equal lower yield in interest expense. In 2000, Western Sierra felt its net interest margin tighten with competition keeping earning asset yields from increasing at the same pace as rates for time deposits during the same period.

The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans, which are not considered material, are included in the calculation of the average balances of loans which interest not accrued is excluded. Savings deposits include NOW and money market accounts.

                                          2000                           1999                           1998
                            -----------------------------  -----------------------------   -----------------------------
                              Average             Yield/     Average            Yield/      Average            Yield/
                              Balance   Interest   Rate      Balance   Interest  Rate       Balance   Interest  Rate
                            -----------------------------  -----------------------------   -----------------------------
                                                         (dollars in thousands)
EARNING ASSETS:
   Portfolio loans             $295,654  $27,941   9.45 %     $247,975  $22,847   9.21 %    $207,815  $20,507    9.87 %
   Investment  securities(1)     71,145    4,416   6.21 %       77,489    4,505   5.82 %      73,735    4,581    6.21 %
   Federal  funds sold           21,796    1,591   7.30 %       16,868      944   5.59 %      23,874    1,168    4.89 %
   Interest bearing               1,857      100   5.39 %        3,468      212   6.11 %       8,167      598    7.32 %
    deposits in banks          -----------------               -----------------            -----------------
     Average earnings assets    390,452   34,048   8.72 %      345,800   28,508   8.24 %     313,591   26,854    8.56 %

Other assets                     41,608                         37,582                        36,384
Less ALLL                        (3,991)                        (3,335)                       (3,058)
                                ------                         ------                        ------
    Average total assets       $428,069                       $380,047                      $346,917
------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
    Savings deposits           $120,199    2,653   2.21 %     $106,551    2,484   2.33 %     $96,464    2,671    2.77 %
    Time deposits               193,550   11,565   5.98 %      161,796    7,907   4.89 %     157,250    8,012    5.10 %
    Other  borrowings             6,264      377   6.02 %        9,443      467   4.96 %       6,069      311    5.12 %
                               -----------------               -----------------            -----------------
                                320,013   14,595   4.56 %      277,790   10,858   3.91 %     259,783   10,994    4.23 %
                                          -------                        ------                        ------
 Non-interest bearing            75,559                         71,207                        56,330
    deposits
 Other liabilities                  333                          2,789                         3,024
Shareholders' equity             32,164                         28,261                        27,780
                                 ------                         ------                        ------
    Average liabilities &      $428,069                       $380,047                      $346,917
    equity                     ========                       ========                      ========

Net interest spread                                4.16 %                         4.33 %                         4.33 %
Net interest income and margin           $19,453   4.98 %               $17,650   5.10 %              $15,860    5.06 %
                                         =======                        =======                       =======

(1)  Not computed on a tax equivalent basis.

The following table sets forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate.

                                                             2000 over 1999                       1999 over 1998
                                                  Change in net interest income due to    Change in net interest income due to
                                                  ------------------------------------    -------------------------------------
                                                   VOLUME      RATE      TOTAL                VOLUME      RATE      TOTAL
                                                   ------      ----      -----                ------      ----      -----
                                                                                (in thousands)
EARNING ASSETS:
Portfolio loans                                      $4,393       $701    $5,094               $3,963   ($1,623)    $2,340
Investment Securities (1)                             (369)        280      (89)                  233      (307)      (76)
Federal funds sold                                      275       3723       647                (343)        119     (224)
Interest bearing deposits in banks                     (98)       (14)     (112)                (344)       (42)     (386)
                                                  ------------------------------------    -------------------------------------
     Average earning assets                           4,201      1,339     5,540                3,509    (1,854)     1,654
                                                  ------------------------------------    -------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings deposits                                      318      (149)       169                  279      (466)     (187)
  Time deposits                                       1,552      2,106     3,658                  232      (337)     (105)
  Other borrowings                                    (157)         67      (90)                  173       (17)       156
                                                  ------------------------------------    -------------------------------------
                                                      1,712      2,025     3,737                  684      (820)     (136)
                                                  ------------------------------------    -------------------------------------

Net interest differential                            $2,489     $(686)    $1,803               $2,825   $(1,035)    $1,791
                                                  ====================================    =====================================

(1) Not computed on a tax equivalent basis.

NON-INTEREST INCOME. Non-interest income increased 4.6%, or $165,000, to $3.7 million for 2000 as compared to $3.6 million for 1999. Non-interest income for 1999 decreased by $704,000 or 19% from the $4.3 million earned during 1998.

The following table describes the components of non-interest income for the years ended December 31, 2000, 1999 and 1998.

                               NON-INTEREST INCOME
                         GREATER THAN 1% OF GROSS REVENUE

                                                  Year Ended December 31,

                                                                2000           1999          1998
                                                                ----           ----          ----
                                                                      (in thousands)
Service charges                                               $1,626         $1,623        $1,643
Gain on sale of loans                                          1,239          1,214         1,839
Other income                                                     880            743           802
                                                                 ---            ---           ---

Total                                                         $3,745         $3,580        $4,284
                                                              ======         ======        ======

The decrease in 1999 and 2000 from 1998 was primarily the result of a slower market for home mortgages due to increasing interest rates. Western Sierra will continue to implement strategies to increase its non-interest income to help offset the decreasing interest margins the industry is experiencing.

NON-INTEREST EXPENSE. Non-interest expense amounted to $16.6 million in 2000, $15.4 million in 1999 and $16.6 million in 1998. This represents a slight increase of $1.2 million, or 7.8%, in 2000 and a decrease of $1.2 million, or 7%, in 1999 when compared to 1998.

Western Sierra continues to believe that to be able to compete in the current environment of decreasing interest margins and increased competition, the controlling of operating expenses is essential. The consolidation of many operational functions in addition to other areas such as supplies, forms, advertising and marketing was completed in 1999. This had a positive impact on the Company's overhead and efficiency ratios. During 2000, additional accounting and data processing responsibilities were combined to further enhance the operating efficiencies of the organization. Management will continue to closely monitor this area.

The following table describes the components of other non-interest expense for the years ended December 31, 2000, 1999 and 1998.

                              NON-INTEREST EXPENSE
                         GREATER THAN 1% OF GROSS REVENUE

                                                  Year Ended December 31,
                                                          2000           1999          1998
                                                          ----           ----          ----
                                                               (in thousands)
Salaries and benefits                                  $ 8,561        $ 7,790       $ 8,036
Occupancy/FF&E                                           2,301          2,401         2,334
Merger expenses                                          1,143            353         1,112
Professional fees                                          799            810           715
Data processing                                            621            585           380
Stationary and supplies                                    410            255           292
Advertising/Promotion                                      245            166           244
Other real estate                                            -            102           639

Other operating expense                                  2,522          2,939         2,804
                                                         -----          -----         -----

Total                                                  $16,602        $15,401       $16,556
                                                       =======        =======       =======

PROVISION FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses corresponds directly to the level of the allowance that management deems sufficient to offset potential losses. The balance in the allowance reflects the amount which, in management's judgement, is adequate to provide for these potential losses after weighing the mix of the loan portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimating loan and lease losses.

Management allocated $380,000 as a provision for loan and lease losses in 2000, $920,000 in 1999 and $1.0 million in 1998. Loan recoveries net of charge-offs in 2000 were $221,000. In 1999, loan charge-offs net of recoveries were $114,000, and in 1998 were $1.0 million. The ratio of the allowance for loan and lease losses to total gross loans was 1.33% in 2000, 1.38% in 1999, and 1.39% in 1998.

In management's opinion, the balance of the allowance for loan losses at December 31, 2000 was sufficient to sustain any foreseeable losses in the loan portfolio at that time. However, no assurances can be given that Western Sierra will not sustain substantially higher loan and lease losses.

INCOME TAXES. Income taxes were $2.3 million in 2000, $1.6 million in 1999 and $875,000 in 1998, representing effective tax rates of 37.5%, 32.6% and 34.0%, respectively.

LIQUIDITY. A Funds Management Policy has been developed by Western Sierra's management and approved by Western Sierra's Board of Directors which establishes guidelines for the investments and liquidity of Western Sierra. The goals of this policy are to provide liquidity to meet the financial requirements of Western Sierra's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of Western Sierra. Liquidity of Western Sierra at December 31, 2000 was 19.8%, at December 31, 1999 was 15.5% and at December 31, 1998 was 36.8% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. Western Sierra's management believes it maintains adequate liquidity levels.

INVESTMENT PORTFOLIO. Western Sierra classifies its investment securities as trading, held to maturity or available for sale. Western Sierra's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement Western Sierra asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of Western Sierra's securities at their carrying value and their weighted average yields at December 31, 2000. Yields on tax-exempt securities have not been computed on a tax-equivalent basis.

Available For Sale

                        WITHIN ONE YEAR    ONE TO FIVE YEARS  FIVE TO TEN YEARS   OVER TEN YEARS        TOTAL
(Dollars in Thousands  AMOUNT      YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT   YIELD   AMOUNT     YIELD
Thousands)
----------------------------------------------------------------------------------------------------------------------------
U.S. Govt. & Agencies  $26,784     6.60%    $5,142    7.43%    $3,744    6.81%       $0    0.00%   $35,670    6.74%
Municipal Obligations      785     5.15%     4,960    5.14%     8,056    5.64%    1,183    5.12%    14,984    5.41%
Corp. and Other          1,824     6.09%     4,816    6.61%       939    9.40%      933    6.00%     8,512    6.83%
                     -------------------------------------------------------------------------------------------------------

Total                  $29,393     6.53 %  $14,918    6.40 %  $12,739    6.26  %  $2,116    5.51  % $59,166    6.40%
               -------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Held to Maturity

                            -------------------   ------------------  -------------------  ----------------  ---------------------
                             Within One Year      One to Five Years    Five to Ten Years    Over Ten Years          Total
                            -------------------   ------------------  -------------------  ----------------  ---------------------
(Dollars in Thousands        Amount    Yield       Amount   Yield       Amount   Yield      Amount   Yield     Amount   Yield
                            -------------------   ------------------  -------------------  ----------------  ---------------------
U.S. Govt. & Agencies        $7,449     6.14%       $224    5.96%        $487    5.85%        $0      0%       $8,160    6.11%
Municipal Obligations             0        0%      1,417    5.66%       2,027    4.85%         0      0%        3,444    5.18%
                            -------------------   ------------------  -------------------  ----------------  ---------------------
Total                        $7,449     6.14%     $1,641    5.70%      $2,514    5.04%        $0      0%      $11,604    5.83%
                            -------------------   ------------------  -------------------  ----------------  ---------------------
----------------------------------------------------------------------------------------------------------------------------------

The following tables summarize the values of the Company's investment securities held on the dates indicated:

AVAILABLE FOR SALE (MARKET)
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                               2000                            1999                              1998
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Agencies                      $35,670                         $31,582                           $48,965
Municipal Obligations                              14,984                          14,318                            15,901
Corporate and Other Bonds                           7,579                           6,467                             4,587
Stock and Other Investments                           933                           3,747                               862
                                                      ---                           -----                               ---

Total                                             $59,166                         $56,114                           $70,315
                                                  =======                         =======                           =======
----------------------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                              2000                            1999                              1998
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Agencies                      $ 8,160                         $10,518                           $ 9,195
Municipal Obligations                               3,444                           3,517                             2,270
                                                    -----                           -----                             -----

Total                                             $11,604                         $14,035                           $11,465
                                                  =======                         =======                           =======
----------------------------------------------------------------------------------------------------------------------------------

LOAN PORTFOLIO. Western Sierra experienced a 44.8% increase in loan production during 2000 over 1999. Despite this record increase in loan volume, portfolio quality remained uncompromised as evidenced by criticized assets (including ORE) at 14.59% of capital and delinquencies as a percentage of total loans at .16% for Western Sierra National Bank and .002% for Lake Community Bank. The majority of Western Sierra's criticized assets were acquired in the merger with Sentinel Community Bank. Without the merger, this ratio would have been considerably lower. The reduction of the classified assets acquired in the Sentinel merger will be a high priority for 2001.

Western Sierra's largest historical lending categories are real estate loans and commercial loans. These categories accounted for approximately 83.9% and 13.0% respectively of Western Sierra's total loan portfolio at December 31, 2000, and approximately 72.6% and 19.3% respectively of Western Sierra's total loan portfolio at December 31,1999. Loans are carried at face amount, less payments collected and the allowance for possible loan losses. Interest on all loans is accrued monthly on a simple interest basis. Typically, once a loan is placed on nonaccrual status, Western Sierra reverses interest accrued through the date of the transfer. Loans are placed on nonaccrual status when principal or interest on a loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection. Interest actually received for loans on nonaccrual status is recognized as income at the time of receipt for loans for which the ultimate collectibility of principal is not in doubt. Problem loans are maintained on accrual status only when management of Western Sierra is confident of full repayment within a reasonable period of time.

The rates of interest charged on variable rate loans are set at specific increments in relation to Western Sierra's published lending rate and vary as Western Sierra's lending rate varies. At December 31, 2000, approximately 53.1% of Western Sierra's loan portfolio was compromised of variable rate loans, and at December 31, 1999, approximately 50.2% of Western Sierra's loan portfolio was compromised of variable interest rate loans.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

                                                                   December 31,
                                             -----------------------------------------------------------------
                                                 2000         1999         1998          1997         1996
                                             -----------------------------------------------------------------
                                                                  (in thousands)
Real estate mortgage                         $217,095     $157,368     $120,339      $111,354     $100,771
Real estate construction                       59,106       41,758       23,559        25,687       28,454
Commercial                                     38,854       51,205       47,806        40,664       33,199
Lease financing                                 3,982        1,763        1,383           698        1,019
Installment                                     6,051        7,680        6,716         6,878        6,405
Agriculture                                     5,025       15,370       16,268        13,942        9,409
                                             -----------------------------------------------------------------
Less deferred fees                               (862)        (788)        (661)         (913)      (1,054)
                                             -----------------------------------------------------------------
   Total loans                                329,251      274,356      215,410       198,310      178,203
Less allowance for loan and lease losses       (4,395)      (3,794)      (2,988)       (3,014)      (2,170)
                                             -----------------------------------------------------------------
   Net loans                                 $324,856     $270,562     $212,422      $195,296     $176,034
                                             =================================================================

While Real Estate and Commercial remain the foundation of Western Sierra's historical lending mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. While Western Sierra remains committed to the agricultural industry in Lake County, there was a decrease in agricultural loan outstandings to $5.0 million at December 31, 2000 from $15.4 million at December 31, 1999. This decrease was a result of agricultural loan pay-offs and fewer renewals and extensions at this time. Some of these credits were problem credits which were carefully and diligently worked through, adding more stringent financial requirements for any renewals or extensions, thus significantly improving the overall loan portfolio quality.

COMMERCIAL LOANS. Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Such loans include loans with maturities ranging from 30 to 360 days and term loans, which are loans with maturities normally ranging from one to five years. Short-term business loans are generally used to finance current transactions and typically provide for periodic interest payment, with principal being payable at maturity or periodically. Term loans normally provide for monthly payments of both principal and interest.

Western Sierra extends lines of credit to business customers. On business credit lines, Western Sierra specifies a maximum amount which it stands ready to lend to the customer during a specified period in return for which the customer agrees to maintain its primary banking relationship with Western Sierra. The purpose for which such loans will be used and the security pledged, if any, are determined before Western Sierra's commitment is extended. Normally Western Sierra does not make credit line commitments in material amounts for periods in excess of one year.

REAL ESTATE LOANS. Real Estate loans are primarily made for the purpose of purchasing, refinancing, improving or constructing family residences as well as commercial and industrial properties.

At December 31, 2000, approximately 58.8% of Western Sierra's single family real estate construction loans consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings, and the remaining 41.1% consisted of loans secured by first deeds on speculative single family dwellings. Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower's inability to complete and sell the project, the borrower's incorrect estimate of necessary construction funds and/or time for completion and economic changes, including depressed real estate values and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records. To date Western Sierra has not suffered any significant losses through its speculative real estate construction loans.

LOAN COMMITMENTS. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2000, Western Sierra had $59.2 million in unfunded commercial real estate loan commitments which are secured by real estate and $25.6 million in unfunded commercial commitments unsecured by real estate. In addition, Western Sierra had $16.2 million in other unused commitments. The Company's undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represented undisbursed funding on construction projects in process. The mortgage loan commitments represented approved but unfunded mortgage loans with Western Sierra's mortgage banking business.

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 60% of the commitments at December 31, 2000 will be exercised during 2001.

MATURITY DISTRIBUTION. The following table sets forth of loans outstanding of Western Sierra as of December 31, 2000 which based on the remaining scheduled repayments of principal, have the ability to be repriced or are due in the category stated.

                                 LESS THAN   ONE YEAR TO    AFTER
(Dollars in thousands)            ONE YEAR   FIVE YEARS   FIVE YEARS    TOTAL
                                 ---------   -----------  ----------    -----
December 31, 2000
Fixed rate                       $ 35,604      $34,692      $85,091    $155,387
Variable rate                     135,240       38,991          495     174,726
                                 --------      -------      -------    --------
Sub-Total                        $170,844      $73,683      $85,586    $330,113

Less Fees                                                                   862
                                                                       --------
Total                                                                  $329,251

ASSET QUALITY. Western Sierra attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes. The Board of Directors through the loan committee, reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board. In management's opinion, this loan review system facilitates the early identification of potential problem loans.

With respect to Western Sierra's policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status Western Sierra's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal of or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is Western Sierra's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless secured and in the process of collection and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

The following table sets forth the amount of Western Sierra's nonperforming assets as of the dates indicated.

                                                                          December 31,
                                                   ---------------------------------------------------------------
                                                      2000         1999          1998         1997         1996
                                                   ---------------------------------------------------------------
                                                                     (dollars in thousands)
 Nonaccrual loans                                   $1,121         $543        $1,406       $3,398       $3,044
 Accruing loans past due 90 days or more               ---          ---           ---          ---          ---
 Restructured loans (in compliance with
 modified terms)                                                                 277
                                                   ---------------------------------------------------------------
   Total nonperforming loans                         1,121          543         1,683        3,398        3,044
 Other real estate                                                  715         2,241        2,240        4,273
                                                   ---------------------------------------------------------------
   Total nonperforming assets                       $1,121       $1,258        $3,924       $5,638       $7,317
                                                   ===============================================================

 Nonperforming loans to total loans                   0.34%        0.20%         0.78%        1.72%        1.71%
 Nonperforming assets to total assets                 0.24         0.32          1.03         1.75         2.74
 Allowance for loan and leases losses
   to nonperforming assets                          392.06       301.59         76.15        53.46        29.64

 Allowance for loan and leases losses
   to nonperforming loans                           392.06       698.71        177.54        88.70        71.25

The following table provides certain information for the years indicated with respect to Western Sierra's allowance for loan losses as well as charge-off and recovery activity.

                                                                      Year Ended December 31,
                                                       ---------------------------------------------------------
                                                           2000        1999       1998        1997       1996
                                                       ---------------------------------------------------------
                                                                      (dollars in thousands)
 Balance at beginning of period                          $3,794      $2,988     $3,014      $2,169     $2,180
                                                       ---------------------------------------------------------
 Charge-offs:
   Commercial                                               116         231        868         110        219
   Real estate mortgage                                     171          28        133         125        851
   Real estate construction                                   -           -          -          40         94
   Lease financing                                            -           -          -           -          -
   Installment                                               62          25        112         174        307
   Agriculture                                                -           -          -           -          -
                                                       ---------------------------------------------------------
 Total charge-offs                                          349         284      1,113         449      1,471
                                                       ---------------------------------------------------------

 Recoveries:
   Commercial                                               169         139         40           9         10
   Real estate mortgage                                     382           -          -           4         10
   Real estate construction                                   -           -          -           -          -
   Lease  financing                                           -           -          -           -          -
   Installment                                               19          31         36          37         34
   Agriculture                                                -           -          -           -          -
                                                       ---------------------------------------------------------
 Total recoveries                                           570         170         76          50         54
                                                       ---------------------------------------------------------

 Net (recoveries) charge-offs                              (221)        114      1,037         399      1,417
                                                       ---------------------------------------------------------

 Provision for loan and lease losses                        380         920      1,011       1,243      1,406

                                                       ---------------------------------------------------------
 Balance at end of period                                $4,395      $3,794     $2,988      $3,014     $2,169
                                                       ---------------------------------------------------------

 Net recoveries charge-offs during the period
   to average loans                                       (0.75)%      0.05%      0.50%       0.21%      0.81%
 Allowance for loan and leases losses to total loans       1.33        1.38       1.39        1.53       1.22
 Allowance for loan and leases losses
   to nonperforming loans                                392.06      698.71     177.54       88.70      71.25

The allowance for loan and lease losses is established through charges to earnings in the form of the provision for loan and lease losses. Loan and lease losses are charged to and recoveries are credited to the allowance for loan and lease losses. The provision for loan and lease losses is determined after considering various factors such as loan and lease loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan and lease losses, independent loan reviews, current charges and recoveries to the allowance for loan and lease losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by Western Sierra.

The adequacy of Western Sierra's allowance for loan loss reserve is based on specific and formula allocations to Western Sierra's loan portfolio. Specific allocations are made for identified problem or potential problem loans. The specific allocations are increased or decreased through management's reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions which is applied against the general portfolio segments.

It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at December 31, 2000 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, Western Sierra cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

The provision for loan and lease losses reflects an accrual sufficient to cover projected probable charge-offs and the maintenance of the allowance at a level deemed adequate to absorb potential future losses.

The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the portfolio and will necessarily change whenever management determines that the risk characteristics of the portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur:

                                                            December 31,
                    ----------------------------------------------------------------------------------------------
                                   2000              1999               1998              1997            1996
                    ----------------------------------------------------------------------------------------------
                      Allowance    % of   Allowance  % of   Allowance   % of    Allowance  % of   Allowance   % of
                      for Losses  Loans  for Losses  Loans  for Losses  Loans  for Losses  Loans  for Losses  Loans
                    ----------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
Commercial               $  732     12%    $  367     19%      $493      22%      $456      20%      $351      18%
Real estate mortgage      1,442     66%     1,171     57%       809      56%       930      56%       780      56%
Real estate                 392     18%       320     15%       140      11%       185      14%       198      16%
construction
Lease financing              40      1%        18      1%        14       1%         7                 10       1%
Installment and              90      2%        96      3%       100       3%         7       3%        80       4%
other
Agriculture                  50      1%       154      5%       162       7%       129       7%        94       5%
Unallocated               1,649             1,668             1,270              1,300                656
                    ----------------------------------------------------------------------------------------------
 Total                   $4,395    100%    $3,794    100%    $2,987     100%    $3,014     100%    $2,169     100%
                    ----------------------------------------------------------------------------------------------

DEPOSIT STRUCTURE. Deposits represent Western Sierra's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. Western Sierra experiences to a small degree some seasonality with slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, Western Sierra maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs.

The following chart sets forth the distribution of Western Sierra's average daily deposits for the periods indicated.

                                                             Year Ended December 31,
                                      ------------------------------------------------------------------------
                                                2000                    1999                     1998
                                      ------------------------------------------------------------------------
                                        Amount      Rate         Amount     Rate          Amount     Rate
                                      ------------------------------------------------------------------------
                                                               (dollars in thousands)
 Transaction accounts:
   Savings                               $28,777      2.01  %     $28,715     2.01   %     $27,276    2.10%
   NOW & Money Market                     91,422      2.50         77,836     2.49          69,168    3.13%
   Noninterest bearing                    75,559       ---         71,207      ---          56,330      ---
 Time deposits                           193,550      5.98        161,796     4.89         157,250     5.10

Western Sierra's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2000:

                                                          Amount
                                                      --------------
                                                      (in thousands)
          Remaining Maturity:
            Three months or less                         $41,718
            Over three months to six months               31,855
            Over six months to 12 months                  11,265
            Over 12 months                                 3,028
                                                           -----
              Total                                      $87,866
                                                         =======

Time deposits of $100,000 or more are generally from Western Sierra's local business and individual customer base. The potential impact on Western Sierra's liquidity from the withdrawal of these deposits is discussed in Western Sierra's asset and liability management committee, and is considered to be minimal.

OTHER BORROWINGS. Western Sierra's short-term borrowing arrangements are discussed in detail in note 8 to the financial statements.

The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 2000, 1999 and 1998

                                                                    2000                 1999                 1998
                                                               ------------------------------------------------------
Balance at Year End                                              $   950              $15,300              $ 6,150
Interest Rate at Year End                                           9.41%                6.59%                7.02%
Maximum Amount at any Month End                                  $13,817              $15,300              $ 6,150
Average Interest Rate                                               6.02%                4.95%                5.12%

TERMS. The terms of the short-term borrowings over this three year period varied, consisting of the following:

         1)  Overnight Federal Funds purchased

         2) Three and six month term borrowings under a blanket lien agreement with FHLB, with Mortgage loans as collateral

         3)  Line of credit advances with FHLB, with securities as collateral

The majority of the borrowings were on behalf of Sentinel Community Bank prior to the merger, which as a savings institution, depended more heavily on this as a source of funds than does Western Sierra. Therefore this trend is expected to decline substantially in the future.

ITEM 7a. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a financial institution, Western Sierra's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Banks' assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of Western Sierra's interest earning assets and all of Western Sierra's interest bearing liabilities are located at the Bank level, virtually all of Western Sierra's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of their operations, the Banks are not subject to foreign currency exchange or commodity price risk. The Banks' real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

The fundamental objective of Western Sierra's management of its assets and liabilities is to maximize its economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Banks' profitability is dependent to a large extent upon their net interest income which is the difference between their interest income on interest-earning assets, such as loans and securities, and their interest expense on interest-bearing liabilities, such as deposits and borrowings. The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities. The Banks manage their mix of assets and liabilities with the goals of limiting their exposure to interest rate risk, ensuring adequate liquidity, and coordinating their sources and uses of funds.

The Banks seek to control their interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Banks have adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Banks will measure interest rate risk utilizing both an internal ALMII module which runs on the mainframe computer system and utilizing third party sources which can be compared and analyzed enabling management to make any adjustments as necessary.

The following table sets forth as of December 31, 2000, the distribution of repricing opportunities for Western Sierra's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                       AFTER THREE
                                                        MONTHS BUT     AFTER SIX MONTHS  AFTER ONE YEAR
                                          WITHIN        WITHIN SIX        BUT WITHIN      BUT WITHIN   AFTER FIVE
                                        THREE MONTHS      MONTHS           ONE YEAR        FIVE YEARS     YEARS        TOTAL
                                        --------------------------------------------------------------------------------------
EARNING ASSETS:
Federal funds sold                        $27,570                                                                  $27,785
Investment securities and other            10,052        $9,627            $13,449        $15,573      $22,084      70,785
Loans                                     116,948         8,121             32,486         76,341       90,960     324,856
                                        --------------------------------------------------------------------------------------
Total earning assets                      154,570        17,784             45,935         91,914      113,044     403,503

INTEREST-BEARING LIABILITIES:
Savings                                   $19,245        $9,624                                                    $28,869
Interest-bearing transaction accounts      79,923        17,543                                                     97,466
Time deposits                              97,247        83,677             33,923         11,308                  226,155
Other borrowings                                                             1,150                                   1,150
                                        --------------------------------------------------------------------------------------
Total interest-bearing liabilities        196,415       110,844             35,073         11,308                  353,640


Interest rate sensitivity gap            $(41,845)     $(64,909)           $10,862        $78,482     $106,956     $50,363
Cumulative interest rate sensitivity
gap                                       (41,845)     (106,754)           (95,892)       (56,593)      50,363
Interest rate sensitivity gap ratio         (0.79)        (0.41)             (1.31)          8.33                     1.14
Cumulative interest rate sensitivity
gap ratio                                   (0.79)        (0.56)             (0.64)         (0.84)        1.14

The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or "gap", represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. Western Sierra appears liability sensitive in the immediate to six month area, and turns asset sensitive in the longer term. This can be and is influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at management's option, thus assisting in the further management of interest rate risk. Western Sierra lists these deposits as it has because this is the actual historical trend Western Sierra has experienced.

CAPITAL STANDARDS. The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

As of December 31, 2000, Western Sierra's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for Western Sierra and the Banks compared to the standards for well-capitalized bank holding companies and depository institutions as of December 31, 2000 (amounts in thousands except percentage amounts).

                                                                              THE COMPANY
                                        --------------------------------------------------------------------------------------
                                                                                       MINIMUM
                                                        ACTUAL                         CAPITAL
                                                ----------------------
                                               CAPITAL           RATIO               REQUIREMENT
                                               -------           -----               -----------
Leverage..................................... $ 36,034           7.90%                 4.0%
Tier 1 Risk-Based............................   36,034           9.80                  4.0
Total Risk-Based.............................   40,409          11.00                  8.0

                                                                             THE BANKS
                                        --------------------------------------------------------------------------------------
                                  WESTERN                LAKE                          WELL                 MINIMUM
                                  ACTUAL                ACTUAL                     CAPITALIZED              CAPITAL
                                  ------                ------
                           CAPITAL    RATIO      CAPITAL       RATIO                  RATIO               REQUIREMENT
                           -------    -----      -------       -----                  -----               -----------
Leverage                   $24,841    6.90%   $  9,039          8.70%                  5.0%                 4.0%
Tier 1 Risk-Based           24,841    9.20       9,039          9.70                   6.0                  4.0
Total Risk-Based            27,961   10.30      10,206         10.90                  10.0                  8.0

The current and projected capital positions of the Company and its Banks and the impact of capital plans and long-term strategies are reviewed regularly by management. Western Sierra's policy is to maintain ratios above the prescribed well-capitalized ratios at all times. Management believes as of December 31, 2000, that Western Sierra exceeds all capital adequacy requirements to which it is subject.

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

FINANCIAL STATEMENTS. The following consolidated financial statements of Western Sierra and its subsidiaries, and independent auditors' report included in the Annual Report of Western Sierra to its shareholders for the years ended December 31, 2000, 1999 and 1998.

                                                                                                 PAGE
                                                                                                ------
     Independent Auditors' Report                                                                F-1
     Consolidated Financial Statements of Western Sierra Bancorp & Subsidiaries
       Consolidated Balance Sheets as of December 31, 2000 and 1999                              F-2
       Consolidated Statements of Income for the years ended
            December 31, 2000, 1999 and 1998                                                     F-3
       Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 2000, 1999 and 1998                                                     F-4
       Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998                                                     F-5-6
       Notes to Consolidated Financial Statements                                                F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
    and Shareholders
Western Sierra Bancorp
    and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the balance sheet of Sentinel Community Bank as of December 31, 1999, or the related statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999, which statements reflect total assets of $92,623,000 as of December 31, 1999, and net earnings of $503,000 and $601,000 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sentinel Community Bank for 1999 and 1998, is based solely upon the reports of the other auditors.

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

         In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

         The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 have been restated to reflect the pooling of interests with Lake Community Bank, Roseville 1st Community Bancorp and Sentinel Community Bank as described in Note 2 to the consolidated financial statements.

/s/ Perry-Smith LLP

February 2, 2001

                           INDEPENDENT AUDITOR'S REPORT



The Board of Directors
SENTINEL COMMUNITY BANK
AND SUBSIDIARY

We have audited the consolidated balance sheet of SENTINEL COMMUNITY BANK AND SUBSIDIARY (the Bank) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentinel Community Bank and Subsidiary at December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Moss Adams LLP

Stockton, California
January 28, 2000


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Sentinel Community Bank
and Subsidiary

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Sentinel Community Bank and Subsidiary for the year ended December 31, 1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton, LLP
San Francisco, California
February 26, 1999

           WESTERN SIERRA BANCORP AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEET

              DECEMBER 31, 2000 AND 1999
               (DOLLARS IN THOUSANDS)

                                                                                            2000           1999
                                                                                        -------------   ----------
                   ASSETS

Cash and due from banks                                                                 $      24,382   $   20,400
Federal funds sold                                                                             27,570        6,675
Interest-bearing deposits in banks                                                                495          891
Loans held for sale                                                                             3,349          964
Trading securities (Note 3)                                                                        15          175
Available-for-sale investment securities (Notes 3 and 8)                                       59,166       56,114
Held-to-maturity investment securities (market value of $11,600 in 2000 and
  $13,844 in 1999) (Notes 3 and 8)                                                             11,604       14,035
Loans and leases, less allowance for loan and lease losses of $4,395 in 2000
  and $3,794 in 1999 (Notes 4, 9 and 13)                                                      324,856      270,562
Premises and equipment, net (Notes 5 and 9)                                                    11,678        9,971
Accrued interest receivable and other assets (Notes 2, 6, 12 and 14)                           11,488       12,096
                                                                                        -------------   ----------

                                                                                        $     474,603   $  391,883
                                                                                        =============   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (Note 13):
  Non-interest bearing (Note 11)                                                        $      81,281   $   71,594

  Interest bearing (Note 7)                                                                   352,490      271,590
                                                                                        -------------   ----------

    Total deposits                                                                            433,771      343,184

Short-term borrowings (Notes 8 and 13)                                                            950       15,300
Long-term debt (Notes 8 and 13)                                                                   200
Accrued interest payable and other liabilities                                                  3,545        2,484
                                                                                        -------------   ----------
    Total liabilities                                                                         438,466      360,968
                                                                                        -------------   ----------

Commitments and contingencies (Note 9)

Shareholders' equity (Note 10):
  Preferred stock - no par value; 10,000,000 shares authorized; none issued
  Common stock - no par value; 10,000,000 shares authorized; issued -
   3,448,782 shares in 2000 and 3,255,895 shares in 1999                                       20,553       18,812
  Retained earnings                                                                            16,415       14,341
  Unearned ESOP shares (33,674 shares in 2000 and 19,516 shares in 1999,
   at cost) (Note 14)                                                                            (500)        (300)
  Accumulated other comprehensive loss (Notes 3 and 15)                                          (331)      (1,938)
                                                                                        -------------   ----------
     Total shareholders' equity                                                                36,137       30,915
                                                                                        -------------   ----------
                                                                                        $     474,603   $  391,883
                                                                                        =============   ==========

           The accompanying notes are an integral
           part of these financial statements.

           WESTERN SIERRA BANCORP AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME

       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           2000          1999           1998
                                                                      -------------  -------------   ---------
Interest income:
  Interest and fees on loans and leases                               $      27,941  $   22,847      $ 20,507
  Interest on Federal funds sold                                              1,591         944         1,168
  Interest on investment securities:
   Taxable                                                                    3,606       3,742         4,170
   Exempt from Federal income taxes                                             810         763           411
  Interest on deposits in banks                                                 100         212           598
                                                                                ---         ---           ---

    Total interest income                                                    34,048      28,508        26,854
                                                                             ------      ------        ------

Interest expense:
  Interest on deposits (Note 7)                                              14,218      10,391        10,683
  Interest on borrowings (Note 8)                                               377         467           311
                                                                                ---         ---           ---

    Total interest expense                                                   14,595      10,858        10,994
                                                                             ------      ------        ------

    Net interest income                                                      19,453      17,650        15,860

Provision for loan and lease losses (Note 4)                                    380         920         1,011
                                                                                ---         ---         -----

    Net interest income after provision for loan and lease losses            19,073      16,730        14,849
                                                                             ------      ------        ------

Non-interest income:
  Service charges and fees                                                    1,626       1,623         1,643
  Gain on sale and packaging of residential mortgage and government-
   guaranteed commercial loans                                                1,239       1,214         1,839
  Gain (loss) on sale of investment securities, net (Note 3)                     10         (66)           42
  Trading securities income (Note 3)                                             30          42
  Other income                                                                  840         767           760
                                                                                ---         ---         -----
    Total non-interest income                                                 3,745       3,580         4,284
                                                                              -----       -----         -----

Other expenses:
  Salaries and employee benefits (Notes 4 and 14)                             8,561       7,790         8,036
  Occupancy (Notes 5 and 9)                                                   1,097       1,163         1,039
  Equipment (Note 5)                                                          1,204       1,238         1,295
  Merger and acquisition expenses (Note 2)                                    1,143         353         1,112
  Other expenses (Note 11)                                                    4,597       4,857         5,074
                                                                              -----       -----         -----
    Total other expenses                                                     16,602      15,401        16,556
                                                                             ------      ------        ------
    Income before income taxes                                                6,216       4,909         2,577

Income taxes (Note 12)                                                        2,332       1,601           875
                                                                              -----       -----           ---
    Net income                                                           $    3,884  $    3,308      $  1,702
                                                                         ==========  ==========      ========
Basic earnings per share (Note 10)                                         $   1.14    $    .98        $  .53
                                                                           ========    ========        ======
Diluted earnings per share (Note 10)                                       $   1.12    $    .95        $  .51
                                                                           ========    ========        ======

           The accompanying notes are an integral
           part of these financial statements.

           WESTERN SIERRA BANCORP AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               (DOLLARS IN THOUSANDS)

                                                                                   ACCUM-
                                                                                   ULATED
                                                                                    OTHER
                                                                                   COMPRE-
                                                COMMON STOCK         UNEARNED      HENSIVE       SHARE-      COMPRE-
                                           ----------------------      ESOP        RETAINED      INCOME      HOLDERS"      HENSIVE
                                             SHARES     AMOUNT        SHARES       EARNINGS      (LOSS)       EQUITY       INCOME
                                           ---------  -----------    --------    -----------   ----------   -----------   --------
Balance, January 1, 1998, restated         2,891,159  $    14,977                $    11,269   $      140   $    26,386
Comprehensive income:
  Net income                                                                           1,702                      1,702   $  1,702
  Other comprehensive income, net of tax:
    Unrealized gains on available-
     for-sale investment securities
     (Note 15)                                                                                          3             3          3
                                                                                                                          --------
      Total comprehensive income                                                                                          $  1,705
                                                                                                                          ========
Stock options exercised and related
  tax benefit                                155,174        1,349                                                 1,349
Cash dividend                                                                           (133)                      (133)
                                           ---------  -----------    --------    -----------   ----------   -----------
Balance, December 31, 1998                 3,046,333       16,326                     12,838          143        29,307

Comprehensive income:
  Net income                                                                           3,308                      3,308    $ 3,308
  Other comprehensive loss, net of tax:
    Unrealized losses on available-
     for-sale investment securities
     (Note 15)                                                                                     (2,081)       (2,081)    (2,081)
                                                                                                                           -------
      Total comprehensive income                                                                                           $ 1,227
                                                                                                                           =======

Stock options exercised and related
  tax benefit                                 93,253          905                                                   905
5% stock dividend                            120,508        1,634                     (1,634)
Repurchase and retirement of common
  stock (Note 10)                             (4,199)         (53)                                                  (53)
Cash dividend                                                                           (150)                      (150)
Fractional shares (Note 2)                                                               (21)                       (21)
Unearned ESOP shares (Note 14)                                       $   (300)                                     (300)
                                           ---------  -----------    --------    -----------   ----------   -----------
Balance, December 31, 1999                 3,255,895       18,812        (300)        14,341       (1,938)       30,915

Comprehensive income:
  Net income                                                                           3,884                      3,884    $ 3,884
  Other comprehensive income, net of tax:
    Unrealized gains on available-
     for-sale investment securities
     (Notes 3 and 15)                                                                               1,607         1,607      1,607
                                                                                                                           -------
     Total comprehensive income                                                                                            $ 5,491
                                                                                                                           =======
Stock options exercised and related
  tax benefit                                 58,645          507                                                   507
5% stock dividend                            163,407        1,634                     (1,634)
Repurchase and retirement of common
  stock (Note 10)                            (29,165)        (400)                                                 (400)
Cash dividend                                                                           (164)                      (164)
Fractional shares (Note 2)                                                               (12)                       (12)
Unearned ESOP shares (Note 14)                                           (200)                                     (200)
                                           ---------  -----------    --------    -----------   ----------   -----------
Balance, December 31, 2000                 3,448,782  $    20,553    $   (500)   $    16,415   $     (331)  $    36,137
                                           =========  ===========    ========    ===========   ==========   ===========

                                                                                     2000          1999        1998
                                                                                     ----          ----        ----
Disclosure of reclassification amount, net of taxes (Note 15):

  Unrealized holding gains (losses) arising during the year                        $  1,613     $  (2,120)    $    28
  Less: reclassification adjustment for gains (losses) included in net income             6           (39)         25
                                                                                   --------     ---------     -------
  Net unrealized holding gains (losses) on available-for-sale
   investment securities                                                           $  1,607     $  (2,081)    $     3
                                                                                    =======     =========     =======


  The accompanying notes are an integral part of these financial statements.

           WESTERN SIERRA BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               (DOLLARS IN THOUSANDS)

                                                                                              2000        1999       1998
                                                                                             -------     -------    -------
Cash flows from operating activities:
  Net income                                                                                $  3,884    $  3,308   $  1,702
  Adjustments to reconcile net income to cash provided by operating activities:
    Provision for loan and lease losses                                                          380         920      1,011
    Depreciation and amortization                                                              1,182       1,098      1,096
    Deferred loan and lease origination fees, net                                                 74         110       (236)
    Amortization of investment security premiums, net of accretion                                 8         234         17
    (Gain) loss on sale of available-for-sale investment securities                              (10)         66        (42)
    Provision for losses on other real estate                                                     51          49        508
    (Gain) loss on sale of premises and equipment                                                (13)         (8)         1
    (Gain) loss on sale of other real estate                                                     (50)        113        (43)
    Decrease (increase) in trading securities                                                    160        (170)
    Increase in cash surrender value of life insurance policies                                  (66)       (193)      (208)
    (Increase) decrease in loans held for sale                                                (2,385)      3,517     (1,806)
    (Increase) decrease in accrued interest receivable and other assets                         (876)         32     (1,101)
    Increase (decrease) in accrued interest payable and other liabilities                      1,024      (1,120)     1,041
    Deferred taxes                                                                               251        (476)      (348)
    Provision for impairment of former premises and equipment                                                           393
                                                                                             -------     -------    -------
      Net cash provided by operating activities                                                3,614       7,480      1,985
                                                                                             -------     -------    -------

Cash flows from investing activities:
  Cash acquired in the purchase of selected assets and liabilities of
   another bank                                                                                4,015
  Proceeds from called available-for-sale investment securities                                3,240       6,454     14,235
  Proceeds from the sale of available-for-sale investment securities                             999       6,191      7,505
  Proceeds from called held-to-maturity investment securities                                                         3,000
  Proceeds from matured available-for-sale investment securities                               2,666       4,858      9,821
  Proceeds from matured held-to-maturity investment securities                                    50          50         26
  Purchases of available-for-sale investment securities                                       (9,943)     (7,546)   (71,287)
  Purchases of held-to-maturity investment securities                                                     (9,815)    (6,914)
  Principal repayments received from available-for-sale SBA pools and
   mortgage-backed securities                                                                  2,398       3,233      3,255
  Principal repayments received from held-to-maturity mortgage-backed
   securities                                                                                  2,440       7,134     10,590
  Net increase in loans and leases                                                           (54,089)    (58,501)   (20,005)
  Proceeds from the sale of premises and equipment                                               276          47
  Purchases of premises and equipment                                                         (3,084)     (1,467)    (2,255)
  Proceeds from the sale of other real estate                                                     55         695        701
  Capitalized additions to other real estate                                                                           (162)
  Proceeds from the surrendered officer life insurance                                                                  504
  Net decrease in interest-bearing deposits in banks                                             396       5,148      4,935
  Purchase of life insurance policies                                                           (160)       (295)
                                                                                             -------     -------    -------
      Net cash used in investing activities                                                  (50,741)    (43,814)   (46,051)
                                                                                             -------     -------    -------



                  (Continued)

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                              2000           1999            1998
                                                                                              ----           ----            ----
Cash flows from financing activities:
   Net increase in demand, interest-bearing and savings deposits                           $  26,229       $   3,301      $  31,395
   Net increase (decrease) in time deposits                                                   60,251          (3,559)        19,593
   Net (decrease) increase in short-term borrowings                                          (14,350)          8,850          6,150
   Payments for fractional shares                                                                (12)            (21)
   Repurchase of common stock                                                                   (400)            (53)
   Proceeds from ESOP borrowings                                                                 200             300
   Purchase of unearned ESOP shares                                                             (200)           (300)
   Proceeds from the exercise of stock options                                                   450             631          1,111
   Cash dividends paid                                                                          (164)           (150)          (468)
                                                                                                ----            ----           ----

           Net cash provided by financing activities                                          72,004           8,999         57,781
                                                                                              ------           -----         ------

           Increase (decrease) in cash and cash equivalents                                   24,877         (27,335)        13,715

Cash and cash equivalents at beginning of year                                                27,075          54,410         40,695
                                                                                              ------          ------         ------

Cash and cash equivalents at end of year                                                   $  51,952       $  27,075      $  54,410
                                                                                           =========       =========      =========

Supplemental disclosure of cash flow information:

     Cash paid during the year for:
       Interest expense                                                                    $  13,806       $  10,982      $  11,006
       Income taxes                                                                        $   2,827       $   1,636      $   1,745

Non-cash investing activities:
   Real estate acquired through foreclosure                                                $     241       $     273      $   1,406
   Net change in unrealized gain on available-for-sale investment securities               $   2,469       $  (3,240)     $       4

Supplemental schedule related to acquisition:

   On October 13, 2000, the Company acquired certain assets and liabilities of the Columbia branch of Pacific State Bank (Note 17):

       Deposits assumed                                                                    $   4,107
       Fair value of assets and liabilities acquired, net                                        (50)
       Premium paid for deposits                                                                 (42)
                                                                                           ----------
           Cash acquired                                                                   $   4,015
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

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         Western Sierra Bancorp (the "Company") was incorporated on July 11, 1996, and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company. On December 31, 1996, Western Sierra National Bank (WSNB) consummated a merger with Western Sierra Bancorp. On April 30, 1999, the Company consummated mergers with Roseville 1st Community Bancorp (R1CB) and Lake Community Bank (LCB). On May 5, 2000, R1NB merged into WSNB and ceased to exist as a separate entity. On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into WSNB. The mergers qualified as tax-free exchanges and were accounted for under the pooling-of-interests method of accounting. Information concerning common stock, stock option plans and per share data has been restated on an equivalent share basis. WSNB and LCB (the "subsidiaries") engage in consumer, commercial and agricultural banking, offering a wide range of products and services to individuals and businesses in El Dorado, Placer, Sacramento, Lake, Tuolumne and Sonora counties.

         The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the financial services industry.

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2000.

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

         LOAN SALES AND SERVICING

         Originated mortgage loans are either held in the loan portfolio or sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which investors have committed to purchase the loans. At the time the loans are sold, the related right to service the loans are either retained, earning future servicing income, or released in exchange for a one-time servicing-released premium. Mortgage loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. Loans serviced for others totaled $20,962,000 and $26,099,000 as of December 31, 2000 and 1999,
         respectively.

         On December 21, 2000, the Company sold its rights to service the above-mentioned loans to another financial institution and recognized a pre-tax gain of $76,000. Cash proceeds of $58,000 were received upon the close of escrow and a receivable of $134,000 was recorded. Under the terms of the sales agreement, the Company will continue to service these loans until March 2001.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LOAN SALES AND SERVICING (Continued)

         The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained. A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. However, there were no sales of loans subject to these recourse provisions at December 31, 2000, 1999 or 1998. SBA loans with unpaid balances of $6,116,000 and $4,324,000 were being serviced for others at December 31, 2000 and 1999, respectively.

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

         In addition, commercial loans totaling $18,258,000 and $23,247,000 were serviced for others as of December 31, 2000 and 1999, respectively. These loans were sold without recourse and, therefore, their balances are not included on the balance sheet.

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

         ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses is maintained to provide for probable losses related to impaired loans and leases and other losses on loans and leases identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company's service area.

         Loans and leases determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans and leases based on management's assessment of the following for each identified loan and lease type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks. Management also computes specific and expected loss reserves for loan and lease commitments. These estimates are particularly susceptible to changes in the economic environment and market conditions.

         The Company's Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance for loan and lease losses is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

         The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance for loan and lease losses are expected to maintain the adequacy of the total allowance for loan and lease losses after credit losses and loan and lease growth. The allowance for loan and lease losses at December 31, 2000 and 1999, respectively, reflects management's estimate of losses in the portfolio.

         OTHER REAL ESTATE

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2000. Other real estate held by the Company at December 31, 1999 totaled $715,000 and was included on the consolidated balance sheet in accrued interest income and other assets.

         PREMISES AND EQUIPMENT

         Premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be thirty to forty years. The useful lives of furniture, fixtures and equipment are estimated to be one to fifteen years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

         INCOME TAXES

         The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

         Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

         CASH EQUIVALENTS

         For the purpose of the consolidated statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods.

         EARNINGS PER SHARE

         Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively adjusted for stock dividends for all periods presented. In addition, EPS has been restated on an equivalent share basis for all periods presented in connection with the mergers previously noted.

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

         NEW FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY, which was subsequently amended in June 1999 by SFAS 137 and in June 2000 by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 addresses certain issues causing difficulties in implementing SFAS 133. The Company adopted these statements on January 1, 2001 and, in management's opinion, the implementation of these pronouncements is not expected to have a material effect on the future consolidated financial statements.

         In September 2000, the FASB issued SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, to replace SFAS 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement will have a significant impact on its financial statements.

2.       MERGERS AND ACQUISITIONS

         On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into the Company's wholly owned subsidiary, Western Sierra National Bank. The Company exchanged 721,132 shares of its common stock (after adjustment for fractional shares) for all of the common stock of SCB. Each share of SCB was exchanged for 1.491 shares of the Company. In addition, SCB stock options were converted at the same exchange ratio into options to purchase 110,934 shares of the Company's common stock.

         The merger has been accounted for as a pooling of interests and, accordingly, all prior period financial statements have been restated to include the combined results of operations, financial position and cash flows of the Company and SCB. Information concerning common stock, stock option plans and per share data has been restated on an equivalent share basis. In addition, the Company and SCB incurred $1,057,000 in merger related costs which were charged to operations during the year ended December 31, 2000.

         There were no material transactions between the Company or its bank subsidiaries and SCB prior to the merger, and the effects of conforming the accounting policies of SCB to those of the Company were not material.

         Selected financial information for the combining entities included in the consolidated statements of income for the five months ended May 31, 2000 (unaudited) and the two years ended December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                                               MAY 31,
                                                                                2000        DECEMBER 31,      DECEMBER 31,
                                                                             (UNAUDITED)        1999             1998
                                                                           --------------  -------------     ------------
         NET INTEREST INCOME:
              Western Sierra Bancorp and Subsidiaries                      $       6,149   $      13,787     $   12,138
              Sentinel Community Bank                                              1,797           3,863          3,722
                                                                                   -----           -----          -----

                      Combined                                             $       7,946   $      17,650     $   15,860
                                                                           =============   =============     ==========

         Net income:
              Western Sierra Bancorp and Subsidiaries                      $       1,368   $       2,805     $    1,101
              Sentinel Community Bank                                                 22             503            601
                                                                                      --             ---            ---

                      Combined                                             $       1,390   $       3,308     $    1,702
                                                                           =============   =============     ==========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       MERGERS AND ACQUISITIONS (Continued)

         On May 5, 2000, Roseville 1st National Bank (R1NB), previously reported as a wholly-owned subsidiary of the Company, merged into Western Sierra National Bank (WSNB). All assets and liabilities of R1NB were transferred to WSNB and R1NB ceased to exist as a separate entity. Merger related costs of $39,000 were charged to operations during the year ended December 31, 2000.

         The Company acquired certain assets and liabilities of the Columbia branch of Pacific State Bank on October 13, 2000, summarized as follows (dollars in thousands):

                  Cash                                                                                        $       4,015
                  Fair value of assets and liabilities acquired, net                                                     50
                  Premium paid for deposits                                                                              42
                                                                                                              -------------
                      Deposits assumed                                                                        $       4,107
                                                                                                              =============

         The deposit premium from the Columbia branch acquisition and deposit premiums related to branch acquisitions that occurred in prior years are included on the consolidated balance sheet in accrued interest receivable and other assets and are being amortized using the straight-line method over ten years. Amortization expense totaled $55,000 for the year ended December 31, 2000 and $54,000 for each of the years ended December 31, 1999 and 1998, respectively. Acquisition related expenses of $47,000 were charged to operations during the year ended December 31, 2000.

         On April 30, 1999, the Company completed mergers with Lake Community Bank (LCB) and Roseville 1st Community Bancorp (R1CB) by exchanging 856,597 and 387,486 shares, respectively, of its common stock (after adjustment for fractional shares) for all the common stock of the two entities. Each share of LCB and R1CB were exchanged for .6905 shares and 1.211 shares, respectively, of the Company. In addition, outstanding LCB and R1CB stock options were converted at the same exchange ratios into options to purchase 67,391 and 66,643 shares, respectively, of the Company's common stock. The mergers have been accounted for as pooling of interests.

3.       TRADING AND INVESTMENT SECURITIES

         TRADING SECURITIES

         The estimated market value of trading securities at December 31, 2000 and 1999 totaled $15,000 and $175,000, respectively. Net unrealized appreciation of trading securities of $21,000 and $42,000 was included in non-interest income for the years ended December 31, 2000 and 1999, respectively. There were no unrealized appreciation or losses included in earnings for the year ended December 31, 1998. Proceeds and gross realized gains from the sale of trading securities for the year ended December 31, 2000 totaled $242,000 and $9,000, respectively. There were no sales of trading securities for the years ended December 31, 1999 and 1998. There were no transfers of trading securities for the years ended December 31, 2000, 1999 and 1998.

         INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities at December 31, 2000 and 1999 consisted of the following:

         Available-for Sale:

                                                                                                   2000
                                                                        -------------------------------------------- --------------
                                                                                            GROSS          GROSS         ESTIMATED
                                                                          AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                                            COST            GAINS         LOSSES          VALUE
                                                                        -------------  -------------   ------------- --------------
                                                                                          (DOLLARS IN THOUSANDS)
         U.S. Government agencies                                       $      26,992  $         105   $        (380) $      26,717
         Obligations of states and political subdivisions                      15,207            149            (372)        14,984
         Government guaranteed mortgage-backed securities                       8,955             49             (51)         8,953
         Corporate debt securities                                              7,625             34             (80)         7,579
         Federal Reserve Bank stock                                               302                                           302
         Federal Home Loan Bank stock                                             385                                           385
         Pacific Coast Bankers' Bank stock                                        225                                           225
         Other                                                                     21                                            21
                                                                        -------------  -------------   ------------- --------------
                                                                        $      59,712  $         337   $        (883)$       59,166
                                                                        =============  =============   ============= ==============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       TRADING AND INVESTMENT SECURITIES (Continued)

         INVESTMENT SECURITIES (Continued)

         Available-for-Sale: (Continued)

         Net unrealized losses on available-for-sale investment securities totaling $546,000 were recorded net of $215,000 in tax benefits as accumulated other comprehensive loss within shareholders' equity. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2000 totaled $999,000 and $10,000, respectively. Proceeds from the redemption of Federal Home Loan Bank stock, at cost, totaled $1,655,000 for the year ended December 31, 2000. There were no transfers of available-for-sale investment securities during the year ended December 31, 2000.

                                                                                                   1999
                                                                      -------------------------------------------------------------
                                                                                            GROSS          GROSS         ESTIMATED
                                                                          AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                                            COST            GAINS         LOSSES           VALUE
                                                                        -------------  -------------   -------------     ----------
                                                                                          (DOLLARS IN THOUSANDS)
         U.S. Government agencies                                       $      24,186  $           1   $      (1,174)    $   23,013
         Obligations of states and political subdivisions                      15,722                         (1,404)        14,318
         Mutual funds                                                           2,131                            (55)         2,076
         Government guaranteed mortgage-backed securities                       8,758             10            (199)         8,569
         Corporate debt securities                                              6,661                           (194)         6,467
         Federal Reserve Bank stock                                               212                                           212
         Federal Home Loan Bank stock                                           1,214                                         1,214
         Pacific Coast Bankers" Bank stock                                        225                                           225
         Other securities                                                          20                                            20
                                                                        -------------  -------------   -------------     ----------
                                                                        $      59,129  $          11   $      (3,026)    $   56,114
                                                                        =============  =============   =============     ==========

         Net unrealized losses on available-for-sale investment securities totaling $3,015,000 were recorded net of $1,077,000 in tax benefits as accumulated other comprehensive loss within shareholders' equity. Proceeds and gross realized gains and losses from the sale of available-for-sale investment securities for the year ended December 31, 1999 totaled $6,191,000, $1,000 and $67,000, respectively. Proceeds and gross realized gains and losses from the sale of available-for-sale investment securities for the year ended December 31, 1998 totaled $7,505,000, $45,000 and $3,000, respectively. There were no transfers of available-for-sale investment securities during the years ended December 31, 1999 and 1998.

         Held-to-Maturity:

                                                                                                   2000
                                                                        -----------------------------------------------------------
                                                                                            GROSS          GROSS         ESTIMATED
                                                                          AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                                            COST            GAINS         LOSSES           VALUE
                                                                        -------------  -------------   -------------     ----------
                                                                                          (DOLLARS IN THOUSANDS)
         U.S. Government agencies                                       $       1,000                  $          (3)    $      997
         Obligations of states and political subdivisions                       3,444  $          63             (24)         3,483
         Government guaranteed mortgage-backed securities                       7,160             24             (64)         7,120
                                                                        -------------  -------------   -------------     ----------
                                                                        $      11,604  $          87   $         (91)    $   11,600
                                                                        =============  =============   =============     ==========

                                                                                                   1999
                                                                        -----------------------------------------------------------
                                                                                            GROSS          GROSS         ESTIMATED
                                                                          AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                                            COST            GAINS         LOSSES           VALUE
                                                                        -------------  -------------   -------------     ----------
                                                                                          (DOLLARS IN THOUSANDS)
         U.S. Government agencies                                       $       1,000                  $         (32)    $      968
         Obligations of states and political subdivisions                       3,517  $           7            (153)         3,371
         Government guaranteed mortgage-backed securities                       9,518             93            (106)         9,505
                                                                        -------------  -------------   -------------     ----------
                                                                        $      14,035  $         100   $        (291)    $   13,844
                                                                        =============  =============   =============     ==========

         There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2000, 1999 and 1998.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       TRADING AND INVESTMENT SECURITIES (Continued)

         INVESTMENT SECURITIES (Continued)

         The amortized cost and estimated market value of investment securities at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             AVAILABLE-FOR-SALE              HELD-TO-MATURITY
                                                                        ----------------------------   ----------------------------
                                                                                          ESTIMATED                      ESTIMATED
                                                                          AMORTIZED        MARKET        AMORTIZED        MARKET
                                                                            COST            VALUE          COST            VALUE
                                                                        -------------  -------------   -------------     ----------
                                                                                          (DOLLARS IN THOUSANDS)
         Within one year                                                $       1,918  $       1,914
         After one year through five years                                     17,638         17,639   $          60    $        60
         After five years through ten years                                    10,388         10,402           1,000            997
         After ten years                                                       17,375         16,950           3,384          3,423
                                                                        -------------  -------------   -------------     ----------
                                                                               47,319         46,905           4,444          4,480

         Investment securities not due at a single maturity date:
             Government guaranteed mortgage-backed securities                   8,955          8,953           7,160          7,120
             SBA loan pools                                                     2,505          2,375
             Federal Reserve Bank stock                                           302            302
             Federal Home Loan Bank stock                                         385            385
             Pacific Coast Bankers' Bank stock                                    225            225
             Other securities                                                      21             21
                                                                        -------------  -------------   -------------     ----------
                                                                        $      59,712  $      59,166   $      11,604    $    11,600
                                                                        =============  =============   =============    ===========

         Investment securities with amortized costs totaling $40,060,000 and $45,823,000 and market values totaling $39,592,000 and $44,045,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements at December 31, 2000 and 1999, respectively.

4.       LOANS AND LEASES

         Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                                                                               DECEMBER 31,
                                                                                                          ------------------------
                                                                                                              2000            1999
                                                                                                              ----            ----
         Commercial                                                                                    $      38,854    $    51,205
         Real estate - mortgage                                                                              217,095        157,368
         Real estate - construction                                                                           59,106         41,758
         Agricultural                                                                                          5,025         15,370
         Lease financing                                                                                       3,982          1,763
         Installment                                                                                           6,051          7,680
                                                                                                               -----          -----

                                                                                                             330,113        275,144

         Deferred loan and lease origination fees, net                                                          (862)          (788)
         Allowance for loan and lease losses                                                                  (4,395)        (3,794)
                                                                                                              ------         ------

                                                                                                       $     324,856    $   270,562
                                                                                                       =============    ===========

         Certain loans have been pledged to secure borrowing arrangements (see
         Note 8).

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       LOANS AND LEASES (Continued)

         Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                 2000           1999            1998
                                                                                 ----           ----            ----
         Balance, beginning of year                                         $       3,794   $       2,988      $   3,014

         Provision charged to operations                                              380             920          1,011
         Losses charged to allowance                                                 (349)           (284)        (1,113)
         Recoveries                                                                   570             170             76
                                                                                      ---             ---             --

             Balance, end of year                                           $       4,395   $       3,794      $   2,988
                                                                            =============   =============      =========

         The recorded investment in loans and leases that were considered to be impaired totaled $803,000 and $1,990,000 at December 31, 2000 and 1999, respectively. The related allowance for loan and lease losses for these loans and leases at December 31, 2000 and 1999 was $35,000 and $349,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2000, 1999 and 1998 was $693,000, $952,000 and $1,753,000, respectively. The Company recognized $26,000, $3,000 and $66,000 in interest income on a cash basis on impaired loans and leases during these same periods.

         At December 31, 2000 and 1999, nonaccrual loans and leases totaled $1,121,000 and $719,000, respectively. Interest foregone on nonaccrual loans and leases totaled $81,000, $27,000 and $67,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Salaries and employee benefits totaling $1,425,000, $1,055,000 and $962,000 have been deferred as loan and lease origination costs during 2000, 1999 and 1998, respectively.

5.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):


                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                          2000            1999
                                                                                          ----            ----
         Land                                                                         $       2,708    $     2,683
         Buildings and improvements                                                           7,090          5,428
         Furniture, fixtures and equipment                                                    7,958          6,872
         Leasehold improvements                                                                 529            507
         Construction in progress                                                               151            400
                                                                                                ---            ---

                                                                                             18,436         15,890

                Less accumulated depreciation and amortization                               (6,758)        (5,919)
                                                                                             ------         ------

                                                                                      $      11,678    $     9,971
                                                                                      =============    ===========

         Depreciation and amortization included in occupancy and equipment expense totaled $1,127,000, $1,044,000 and $1,042,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.       ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

         Accrued interest receivable and other assets consisted of the following (dollars in thousands):

                                                                                                               DECEMBER 31,
                                                                                                               ------------
                                                                                                           2000            1999
                                                                                                           ----            ----
         Accrued interest receivable                                                                   $       3,360   $      3,311
         Deferred tax assets, net (Note 12)                                                                    2,308          3,421
         Cash surrender value of officer life insurance policies (Note 14)                                     2,839          2,613
         Deposit premium, net (Note 2)                                                                           373            386
         Prepaid expenses                                                                                      1,040            726
         Other real estate                                                                                                      715
         Other                                                                                                 1,568            924
                                                                                                               -----            ---

                                                                                                       $      11,488   $     12,096
                                                                                                       =============   ============

7.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                                                                               DECEMBER 31,
                                                                                                               ------------
                                                                                                           2000            1999
                                                                                                           ----            ----
         Savings                                                                                       $      28,869     $   28,665
         NOW accounts                                                                                         52,841         41,948
         Money market                                                                                         44,625         37,515
         Time, $100,000 or more                                                                               86,363         54,232
         Other time                                                                                          139,792        109,230
                                                                                                             -------        -------
                                                                                                       $     352,490     $  271,590
                                                                                                       =============     ==========

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

                                   YEAR ENDING
                                  DECEMBER 31,
                                  ------------
                                      2001                                                $     215,243
                                      2002                                                        8,556
                                      2003                                                        1,556
                                      2004                                                          218
                                      2005                                                          582
                                                                                           -------------
                                                                                          $     226,155
                                                                                          =============

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):




                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                                  -----------------------
                                                                                            2000           1999            1998
                                                                                            ----           ----            ----
         Savings                                                                       $         693   $         647    $       628
         NOW accounts                                                                            690             613            648
         Money market                                                                          1,598           1,221          1,024
         Time, $100,000 or more                                                                3,715           2,256          2,267
         Other time                                                                            7,522           5,654          6,116
                                                                                               -----           -----          -----
                                                                                       $      14,218   $      10,391    $    10,683
                                                                                       =============   =============    ===========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.       BORROWING ARRANGEMENTS

         SHORT-TERM

         The Company has $11,000,000 in unsecured borrowing arrangements with three of its correspondent banks. In addition, as of December 31, 2000, the Company could borrow up to $2,858,000 on an overnight basis from the Federal Reserve Bank, secured by investment securities with amortized costs totaling $3,000,000 and estimated market values totaling $2,946,000. An advance totaling $150,000 was outstanding from Pacific Coast Bankers' Bank at December 31, 2000 bearing an interest rate of 10.5%. There were no short-term borrowings outstanding under these arrangements at December 31, 1999.

         At December 31, 2000, the Company could also borrow up to $46,037,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by investment securities with amortized costs totaling $14,981,000 and estimated market values totaling $14,857,000 and mortgage loans with carrying values totaling approximately $53,227,000. There were no borrowings outstanding under this arrangement at December 31, 2000. An advance totaling $6,000,000 was outstanding from the Federal Home Loan Bank at December 31, 1999 bearing an interest rate of 5.91% which matured on March 8, 2000. In addition, the Company had $9,000,000 outstanding from the Federal Home Loan Bank with a weighted average interest rate of 5.74% at December 31, 1999.

         On January 31, 2000, the Company entered into an agreement with a director to establish an unsecured revolving line of credit allowing the Company to borrow up to $500,000 with a fixed interest rate of 8% and maturity date of February 1, 2001. Advances on the line of credit totaled $500,000 as of December 31, 2000.

         On March 23, 1999, the Company's Employee Stock Ownership Plan entered into an agreement with a director to establish a $300,000 revolving line of credit with a fixed interest rate of 8.5% and maturity date of March 23, 2001. The loan is guaranteed by Western Sierra Bancorp. Advances on the line of credit totaled $300,000 at December 31, 2000 and 1999, respectively.

         LONG-TERM

         On April 19, 2000, the Company's Employee Stock Ownership Plan entered into an agreement with a director to establish a $200,000 revolving line of credit with a fixed interest rate of 8.5% and maturity date of April 19, 2003. The loan is guaranteed by Western Sierra Bancorp. Advances on the line of credit totaled $200,000 as of December 31, 2000.

9.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases its administrative office and certain of its branch offices under noncancelable operating leases. These leases expire on various dates through 2004 and have various renewal options ranging from five to ten years. Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments are as follows (dollars in thousands):

                                   YEAR ENDING
                                  DECEMBER 31,
                                      2001                                                             $         534
                                      2002                                                                       497
                                      2003                                                                       381
                                      2004                                                                       277
                                      2005                                                                       237
                                   Thereafter                                                                    306
                                                                                                       -------------
                                                                                                       $       2,232
                                                                                                       =============


         Rental expense included in occupancy expense totaled $381,000, $361,000 and $376,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



9.       COMMITMENTS AND CONTINGENCIES (Continued)

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as they do for loans and leases included on the consolidated balance sheet.

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                                                               DECEMBER 31,
                                                                                                               ------------
                                                                                                           2000            1999
                                                                                                           ----            ----
         Commitments to extend credit:
           Revolving lines of credit secured by 1-4 family residences                                  $       4,853    $     4,735
           Commercial real estate, construction and land development commitments:
              Secured by real estate                                                                          59,171         37,713
              Not secured by real estate                                                                         876            679
           Other commercial commitments not secured by real estate                                            25,576         17,477
           Agricultural commitments                                                                            4,191          5,826
           Other unused commitments                                                                            3,912          3,794
                                                                                                       -------------    -----------
                                                                                                       $      98,579    $    70,224
                                                                                                       =============    ===========
         Letters of credit                                                                             $       2,574    $       428
                                                                                                       =============    ===========

         Real estate commitments are generally secured by property with loan-to-value ratios not to exceed 80%. In addition, the majority of the Company's commitments have variable interest rates.

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

         SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

         The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans and leases to customers throughout El Dorado, Placer, Sacramento, Lake, Tuolumne and Sonora counties.

         In management's judgment, a concentration exists in real estate-related loans which represented approximately 84% and 72% of the Company's loan portfolio at December 31, 2000 and 1999, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. Personal and business income represent the primary source of repayment for a majority of these loans and leases.

         In addition, a substantial portion of the loans and leases in the Lake County area are dependent upon the agribusiness and resort and recreational economic sectors.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



9.       COMMITMENTS AND CONTINGENCIES (Continued)

         CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

         FEDERAL RESERVE REQUIREMENT

         Banks are required to maintain reserves with the Federal Reserve Bank equal to the percentage of their reservable deposits. The reserve balances held by the subsidiaries with the Federal Reserve Bank totaled $1,631,000 and $1,625,000 at December 31, 2000 and 1999, respectively.

         CORRESPONDENT BANKING AGREEMENTS

         The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements. Uninsured deposits totaled $586,000 at December 31, 2000.

10.      SHAREHOLDERS' EQUITY

         DIVIDENDS

         Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2000, the subsidiaries had $7,754,000 in retained earnings available for dividend payments to the Company.

         EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                                       NUMBER OF
                                                                           NET          SHARES         PER SHARE
                           FOR THE YEAR ENDED                            INCOME       OUTSTANDING       AMOUNT
                           ------------------                            ------       -----------       ------
         DECEMBER 31, 2000
         Basic earnings per share                                    $       3,884       3,420,397    $     1.14
                                                                                                      ==========
         Effect of dilutive stock options                                                   56,269
                                                                     -------------       ---------
         Diluted earnings per share                                  $       3,884       3,476,666    $     1.12
                                                                     =============       =========    ==========
         DECEMBER 31, 1999
         Basic earnings per share                                    $       3,308       3,381,980    $     .98
                                                                                                      ==========
         Effect of dilutive stock options                                                  108,948
                                                                     -------------       ---------
         Diluted earnings per share                                  $       3,308       3,490,928    $     .95
                                                                     =============       =========    =========
         DECEMBER 31, 1998
         Basic earnings per share                                    $       1,702       3,227,679    $     .53
                                                                                                      ==========
         Effect of dilutive stock options                                                  136,960
                                                                     -------------       ---------
         Diluted earnings per share                                  $       1,702       3,364,639    $     .51
                                                                     =============       =========    =========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.      SHAREHOLDERS' EQUITY (Continued)

         EARNINGS PER SHARE (Continued)

         Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share ranged from 17,392 during the first quarter to 75,981 for the remainder of the year ended December 31, 2000. There were no stock options excluded from the calculation of diluted earnings per share in 1999 and 1998.

         STOCK OPTIONS

         In 1999, 1997, 1990 and 1989, the Board of Directors adopted stock option plans for which 564,223 shares of common stock remain reserved for issuance to employees and Directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Outstanding options under the 1997 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for options granted under its stock option plan. Had compensation cost for the plan been determined based on the fair value at grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Compensation expense is recognized in the years in which the options become vested.

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                            -----------------------------------
                                                                                            2000           1999            1998
                                                                                            ----           ----            ----
                                                                                       (dollars in thousands, except per share data)
         Net earnings - as reported                                                    $       3,884   $       3,308   $     1,702
         Net earnings - pro forma                                                      $       3,748   $       3,106   $     1,643

         Basic earnings per share - as reported                                        $        1.14   $        .98    $       .53
         Basic earnings per share - pro forma                                          $        1.10   $        .91    $       .51

         Diluted earnings per share - as reported                                      $        1.12   $        .95    $       .51
         Diluted earnings per share - pro forma                                        $        1.08   $        .89    $       .49

         The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:


                                                                  DECEMBER 31,       DECEMBER 31,
                                                                      2000               1999
                                                                  ------------       ------------
         Dividend yield (not applicable)
         Expected volatility                                              85.68%              78.10%
         Risk-free interest rate                                   5.85% - 6.50%      5.48% to 5.58%
         Expected option life                                           10 years            10 years


                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10.      SHAREHOLDERS' EQUITY (Continued)

         STOCK OPTIONS (Continued)

         A summary of the combined activity within the plans follows:

                                                                2000                       1999                      1998
                                                         ----------------------  -----------------------  -------------------------
                                                                     WEIGHTED                  WEIGHTED                   WEIGHTED
                                                                      AVERAGE                   AVERAGE                    AVERAGE
                                                                     EXERCISE                  EXERCISE                   EXERCISE
                                                          SHARES      PRICE         SHARES       PRICE       SHARES        PRICE
                                                         --------    --------       ------     --------      -------      -------
         Options outstanding beginning of year            329,180  $      8.84       363,479  $     7.18       544,040   $     6.90

           Options granted                                 41,228  $     10.30        96,035  $    11.12
           Options exercised                              (61,461) $      7.39      (102,755) $     6.14      (170,118)  $     6.30
           Options canceled                               (18,459) $     11.23       (27,579) $     8.57       (10,443)  $     7.12
                                                         --------                    -------                   -------
         Options outstanding, end of year                 290,488  $      9.21       329,180  $     8.84       363,479   $     7.18
                                                         ========                    =======                   =======
         Options exercisable, end of year                 222,485  $      8.74       242,346  $     8.30       313,671   $     7.18
                                                         ========                    =======                   =======
         Weighted average fair value of options
           granted during the year                                 $      5.94                $     6.73


         A summary of options outstanding at December 31, 2000 follows:

                                                                                          NUMBER OF       WEIGHTED       NUMBER OF
                                                                                           OPTIONS        AVERAGE        OPTIONS
                                                                                         OUTSTANDING     REMAINING     EXERCISABLE
                                                                                        DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
         RANGE OF EXERCISE PRICES                                                           2000           LIFE            2000
                                                                                        --------------  -------------  ------------
         $    4.19 -  $    6.64                                                               59,120       3.6 years         59,120
         $    7.22 -  $    9.90                                                               93,507       6.0 years         87,443
         $   10.24 -  $   12.81                                                              137,861       7.6 years         75,922
         ---------    ---------                                                              -------                         ------
                                                                                             290,488                        222,485
                                                                                             =======                        =======

         COMMON STOCK REPURCHASE PROGRAM

         During 1999, the Board of Directors authorized the repurchase of up to 30,000 shares of the Company's common stock. Repurchases were generally made in the open market at market prices. Substantially all shares authorized under this plan have been repurchased as of December 31, 2000.

         REGULATORY CAPITAL

         The Company and its subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency
         (OCC) and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following page. Each of these components is defined in the regulations. Management believes that the Company and its subsidiaries meet all their capital adequacy requirements as of December 31, 2000 and 1999.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10.      SHAREHOLDERS' EQUITY (Continued)

         REGULATORY CAPITAL (Continued)

         In addition, the most recent notifications from the OCC and FDIC categorized each of the subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the categories.

                                                                                              2000                    1999
                                                                                    ------------------------  --------------------
                                                                                      AMOUNT         RATIO      AMOUNT      RATIO
                                                                                    ----------     ---------  ----------  --------
                                                                                                 (dollars in thousands)
         LEVERAGE RATIO

         Western Sierra Bancorp and Subsidiaries                                     $    36,034       7.9%  $    32,371       8.5%
         Minimum regulatory requirement                                              $    18,230       4.0%  $    15,219       4.0%

         Western Sierra National Bank                                                $    24,841       6.9%  $    21,022       7.2%
         Minimum requirement for "Well-Capitalized"  institution under
           prompt corrective action                                                  $    17,978       5.0%  $    14,630       5.0%
         Minimum regulatory requirement                                              $    14,382       4.0%  $    11,704       4.0%

         Lake Community Bank                                                         $     9,039       9.7%  $     8,582       9.9%
         Minimum requirement for "Well-Capitalized"  institution under
           prompt corrective action                                                  $     4,673       5.0%  $     4,340       5.0%
         Minimum regulatory requirement                                              $     3,738       4.0%  $     3,472       4.0%

         TIER 1 RISK-BASED CAPITAL RATIO

         Western Sierra Bancorp and Subsidiaries                                     $    36,034       9.8%  $    32,371      11.0%
         Minimum regulatory requirement                                              $    14,662       4.0%  $    11,766       4.0%

         Western Sierra National Bank                                                $    24,841       9.2%  $    21,022       9.9%
         Minimum requirement for "Well-Capitalized"  institution under
           prompt corrective action                                                  $    16,215       6.0%  $    12,780       6.0%
         Minimum regulatory requirement                                              $    10,810       4.0%  $     8,520       4.0%

         Lake Community Bank                                                         $     9,039       9.7%  $     8,582      10.8%
         Minimum requirement for "Well-Capitalized"  institution under
           prompt corrective action                                                  $     5,595       6.0%  $     4,756       6.0%
         Minimum regulatory requirement                                              $     3,730       4.0%  $     3,171       4.0%

         TOTAL RISK-BASED CAPITAL RATIO

         Western Sierra Bancorp and Subsidiaries                                     $    40,429      11.0%  $    35,912      12.4%
         Minimum regulatory requirement                                              $    29,324       8.0%  $    23,527       8.0%

         Western Sierra National Bank                                                $    27,961      10.3%  $    23,277      11.2%
         Minimum requirement for "Well-Capitalized"  institution under
           prompt corrective action                                                  $    27,024      10.0%  $    21,299      10.0%
         Minimum regulatory requirement                                              $    21,619       8.0%  $    17,040       8.0%

         Lake Community Bank                                                         $    10,206      10.9%  $     9,576      12.1%
         Minimum requirement for "Well-Capitalized" institution under
           prompt corrective action                                                  $     9,324      10.0%  $     7,927      10.0%
         Minimum regulatory requirement                                              $     7,459       8.0%  $     6,342       8.0%

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



11.      OTHER EXPENSES

         Other expenses consisted of the following (dollars in thousands):

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------------
                                                                                            2000           1999             1998
                                                                                       --------------  --------------    -----------
         Professional fees                                                             $         799   $         810     $      715
         Data processing                                                                         621             585            380
         Stationery and supplies                                                                 410             255            292
         Advertising and promotion                                                               245             166            244
         Other real estate                                                                                       102            639
         Other operating expenses                                                              2,522           2,939          2,804
                                                                                       -------------   -------------    -----------
                                                                                       $       4,597   $       4,857    $     5,074
                                                                                       =============   =============    ===========

         Professional fees include amounts paid to outside vendors to perform accounting, data processing, courier and other deposit related services for companies maintaining large non-interest bearing deposits with the Company. Total costs incurred are dependent upon the volume of deposits and totaled $376,000, $300,000 and $108,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During the same periods the companies maintained average available balances of $14,376,000, $12,718,000 and $5,931,000, respectively. The companies' non-interest bearing deposits at December 31, 2000 and 1999 totaled $14,666,000 and $11,336,000, respectively.

12.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following (dollars in thousands):

                                                                   FEDERAL         STATE           TOTAL
                                                               ------------    -------------    -----------
         2000
         ----
         Current                                               $       1,469   $         612    $     2,081
         Deferred                                                        186              65            251
                                                               -------------   -------------    -----------
              Income tax expense                               $       1,655   $         677    $     2,332
                                                               =============   =============    ===========
         1999
         ----
         Current                                               $       1,482   $         595    $     2,077
         Deferred                                                       (358)           (118)          (476)
                                                               -------------   -------------    -----------
              Income tax expense                               $       1,124   $         477    $     1,601
                                                               =============   =============    ===========
         1998
         ----
         Current                                               $         866   $         357    $     1,223
         Deferred                                                       (225)           (123)          (348)
                                                               -------------   -------------    -----------
              Income tax expense                               $         641   $         234    $      875
                                                               =============   =============    ==========

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.      INCOME TAXES (Continued)

         Deferred tax assets (liabilities) are comprised of the following at December 31, 2000 and 1999 (dollars in thousands):

                                                                                         2000            1999
                                                                                     -------------  -------------
         Deferred tax assets:
           Allowance for loan and lease losses                                       $       1,501  $       1,318
           Other real estate                                                                                  361
           Deferred compensation                                                               366            360
           Net operating loss carryforward                                                      60             80
           Future benefit of State tax deduction                                               219            186
           Loans held for sale                                                                  16              1
           Organization costs                                                                    4              7
           Deposit purchase premium                                                             30             22
           Premises and equipment                                                                              29
           Unrealized loss on available-for-sale investment securities                         215          1,077
           Other                                                                               357            410
                                                                                     -------------  -------------

                Total deferred tax assets                                                    2,768          3,851
                                                                                     -------------  -------------

         Deferred tax liabilities:
           Future liability of State deferred tax assets                                      (158)          (147)
           Adjustment for change in tax accounting method                                      (72)          (113)
           Federal Home Loan Bank stock dividends                                             (170)          (133)
           Premises and equipment                                                              (20)
           Other                                                                               (40)           (37)
                                                                                     -------------  -------------
                Total deferred tax liabilities                                                (460)          (430)
                                                                                     -------------  -------------

                Net deferred tax assets                                              $       2,308    $     3,421
                                                                                     =============    ===========

         As of December 31, 2000, the Company has Federal net operating loss carryforwards totaling $176,000 which were acquired as a result of the merger with R1CB. The loss carryforwards are limited to approximately $59,000 per year and expire in 2004.

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences for the years ended December 31, 2000, 1999 and 1998 consisted of the following (dollars in thousands):

                                                                      2000                    1999                    1998
                                                            -----------------------  -----------------------  ---------------------
                                                              AMOUNT        RATE %     AMOUNT        RATE %     AMOUNT      RATE %
                                                            ---------    ----------  ---------     ---------  ---------    --------
         Federal income tax expense, at statutory rate       $     2,113       34.0  $     1,669       34.0  $       877       34.0
         State franchise tax, net of Federal tax effect              471        7.6          341        6.9          187        7.3
         Benefit of tax-exempt income                               (256)      (4.1)        (343)      (7.0)        (187)      (7.3)
         Tax-exempt income from life insurance policies              (22)       (.3)         (61)      (1.3)         (60)      (2.3)
         Taxable gain on surrendered life insurance policy                                                            64        2.5
         Other                                                        26         .3           (5)                     (6)       (.2)
                                                             -----------       ----  -----------       ----  -----------       ----
              Total income tax expense                       $     2,332       37.5  $     1,601       32.6  $       875       34.0
                                                             ===========       ====  ===========       ====  ===========       ====


13.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including directors. These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.      RELATED PARTY TRANSACTIONS (Continued)

         The following is a summary of the aggregate activity involving related parties during 2000 (dollars in thousands):

                  BORROWINGS
                  ----------
                  Balance, January 1, 2000                                                        $      7,728
                    Disbursements                                                                        8,302
                    Amounts repaid                                                                      (4,000)
                                                                                                  ------------
                  Balance, December 31, 2000                                                      $     12,030
                                                                                                  ============
                  Undisbursed commitments to related parties, December 31, 2000                   $      7,839
                                                                                                  ============
                  DEPOSITS
                  --------
                  Average outstanding deposits from related parties for the year ended
                    December 31, 2000                                                             $      5,528
                                                                                                  ============

         LOANS TO THE COMPANY

         The Company's Employee Stock Ownership Plan established revolving lines of credit in the amount of $200,000 and $300,000 with a director during 2000 and 1999, respectively (see Notes 8 and 14).

         The Company entered into an agreement with a director to establish an unsecured revolving line of credit in the amount of $500,000 during 2000 (see Note 8).

14.      EMPLOYEE BENEFIT PLANS

         PROFIT SHARING PLAN

         The Western Sierra Bancorp and Subsidiaries 401KSOP is available to employees meeting certain service requirements. The Company's contribution to the plan is discretionary and is allocated in the same ratio as each participant's compensation bears to total compensation for all participants. Contributions totaled $56,000, $80,000 and $127,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         During 1999, the ESOP purchased 19,516 shares of the Company's common stock with the proceeds of a $300,000 loan to the ESOP by a member of the Board of Directors. During 2000, the ESOP purchased 16,593 shares of the Company"s common stock with the proceeds of a $200,000 loan to the ESOP by a member of the Board of Directors. Interest expense of $40,000 and $17,000 was incurred during the years ended December 31, 2000 and 1999, respectively.

         The debt of the ESOP is recorded as debt of the Company and the shares purchased with the proceeds are reported as unearned ESOP shares in shareholders' equity. As the debt is repaid, shares are committed to be released and the Company reports compensation expense equal to the current market price of the shares. Committed to be released shares are subsequently allocated to active employees and are recognized as outstanding for earnings per share and capital ratio computations. Cash dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are allocated to the participants; cash dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

         Compensation expense of $152,000, $179,000 and $90,000 was recognized for the years ended December 31, 2000, 1999 and 1998, respectively.

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14.      EMPLOYEE BENEFIT PLANS (Continued)

         EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

         Allocated, committed-to-be-released and unallocated ESOP shares as of December 31, 2000, 1999 and 1998, adjusted for stock dividends, were as follows (dollars in thousands):

                                                                      2000           1999            1998
                                                                 -------------  --------------    ----------
         Allocated                                                      27,588          24,074         20,648
         Committed-to-be released                                       19,061           3,514          3,426
         Unallocated                                                    33,674          19,516
                                                                 -------------   -------------     ----------
         Total ESOP shares                                              80,323          47,104         24,074
                                                                 =============   =============     ==========
         Fair value of unallocated shares                        $         362   $         265     $        -
                                                                 =============   =============     ==========


         SALARY CONTINUATION PLAN

         Under the salary continuation plan, the Company is obligated to provide eight key executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the executives. The estimated present value of these future benefits are accrued over the period from the effective date of the plan until the executives' expected retirement dates. The expense recognized under this plan totaled $186,000, $206,000 and $257,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Under this plan, the Company invested in single premium life insurance policies with cash surrender values totaling $2,839,000 and $2,613,000 at December 31, 2000 and 1999, respectively. On the consolidated balance sheet, the cash surrender value of life insurance polices is included in accrued interest receivable and other assets. Income on these policies, net of expense, totaled $66,000, $193,000 and $208,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

15.      COMPREHENSIVE INCOME

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

         At December 31, 2000, 1999 and 1998, the Company held securities classified as available-for-sale which had unrealized gains (losses) as follows (dollars in thousands):

                                                                                                            TAX
                                                                                           BEFORE        (EXPENSE)         AFTER
                                                                                             TAX          BENEFIT           TAX
                                                                                       -------------   -------------   ------------
         FOR THE YEAR ENDED DECEMBER 31, 2000
         Other comprehensive income:
           Unrealized holding gains                                                    $       2,479   $        (866)  $      1,613
           Less: reclassification adjustment for gains included in net income                     10              (4)             6
                                                                                       -------------   -------------   ------------
                Net unrealized holding gains                                           $       2,469   $        (862)  $      1,607
                                                                                       =============   =============   ============
         FOR THE YEAR ENDED DECEMBER 31, 1999
         Other comprehensive loss:
           Unrealized holding losses                                                   $      (3,306)  $       1,186  $      (2,120)
           Less: reclassification adjustment for losses included in net income                   (66)             27            (39)
                                                                                       -------------   -------------   ------------
                Net unrealized holding losses                                          $      (3,240)  $       1,159  $      (2,081)
                                                                                       =============   =============  =============


                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.      COMPREHENSIVE INCOME (Continued)

                                                                                                            TAX
                                                                                           BEFORE         BENEFIT          AFTER
                                                                                             TAX         (EXPENSE)          TAX
                                                                                           ------         -------          -----
         FOR THE YEAR ENDED DECEMBER 31, 1998
         ------------------------------------
         Other comprehensive income:
           Unrealized holding gains                                                    $          46   $         (18)   $        28
           Less: reclassification adjustment for gains included in net income                     42             (17)            25
                                                                                       -------------   -------------    -----------
                Net unrealized holding gains                                           $           4   $          (1)   $         3
                                                                                       =============   =============    ===========

16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2000 and 1999:

         CASH, CASH EQUIVALENTS AND SHORT-TERM BORROWINGS: For cash, cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

         INTEREST-BEARING DEPOSITS IN BANKS: The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flow using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

         TRADING AND INVESTMENT SECURITIES: For trading and investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

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

         LONG-TERM DEBT: The fair value of long-term debt is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments.

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

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         The estimated fair value of the Company's financial instruments are as follows (dollars in thousands):

                                                                              DECEMBER 31, 2000              DECEMBER 31, 1999
                                                                        ----------------------------   ----------------------------
                                                                          CARRYING          FAIR         CARRYING          FAIR
                                                                           AMOUNT           VALUE         AMOUNT           VALUE
                                                                        -------------  -------------   -------------   ------------
         Financial assets:
           Cash and due from banks                                      $      24,382  $      24,382   $      20,400   $     20,400
           Federal funds sold                                                  27,570         27,570           6,675          6,675
           Interest-bearing deposits in banks                                     495            495             891            891
           Loans held for sale                                                  3,349          3,385             964            967
           Trading and investment securities                                   70,785         70,781          70,324         70,133
           Loans and leases                                                   324,856        332,483         270,562        272,717
           Accrued interest receivable                                          3,360          3,360           3,311          3,311
           Cash surrender value of life insurance policies                      2,839          2,839           2,613          2,613
                                                                        -------------  -------------   -------------   ------------

                                                                        $     457,636  $     465,295   $     375,740   $    377,707
                                                                        =============  =============   =============   ============

         Financial liabilities:
           Deposits                                                     $     433,771  $     434,200   $     343,184   $    344,106

           Short-term borrowings                                                  950            950          15,300         15,300
           Long-term debt                                                         200            200
           Accrued interest payable                                             1,496          1,496             707            707
                                                                        -------------  -------------   -------------   ------------

                                                                        $     436,417  $     436,846   $     359,191   $    360,113
                                                                        =============  =============   =============   ============

         Off-balance-sheet financial
           instruments:
              Commitments to extend credit                              $      98,579  $      98,579   $      70,224   $     70,224
              Letters of credit                                                 2,574          2,574             428            576
                                                                        -------------  -------------   -------------   ------------

                                                                        $     101,153  $     101,153   $      70,652   $     70,800
                                                                        =============  =============   =============   ============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                           2000            1999
                                                                                                       -------------   ------------
                                     ASSETS
         Cash and due from banks                                                                       $         170  $         940
         Investment in subsidiaries                                                                           33,982         28,148
         Trading securities                                                                                       15            175
         Available-for-sale investment securities                                                                 21            170
         Premises and equipment                                                                                1,919            651
         Other assets                                                                                          1,599          1,534
                                                                                                       -------------   ------------
              Total assets                                                                             $      37,706   $     31,618
                                                                                                       =============   ============

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY

         Liabilities:
           Short-term borrowings                                                                       $         950   $        300
           Long-term debt                                                                                        200
           Accrued expenses and other liabilities                                                                419            403
                                                                                                       -------------   ------------
              Total liabilities                                                                                1,569            703
                                                                                                       -------------   ------------

         Shareholders' equity:
           Common stock                                                                                       20,553         18,812
           Retained earnings                                                                                  16,415         14,341
           Unearned ESOP shares                                                                                 (500)          (300)
           Accumulated other comprehensive loss                                                                 (331)        (1,938)
                                                                                                       -------------   ------------

              Total shareholders' equity                                                                      36,137         30,915
                                                                                                       -------------   ------------

              Total liabilities and shareholders' equity                                               $      37,706   $     31,618
                                                                                                       =============   ============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                               STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                            2000           1999            1998
                                                                                            ----           ----            ----
         Income:
           Dividends declared by subsidiaries - eliminated in consolidation            $       1,000   $       1,850   $        456
           Other income from subsidiaries - eliminated in consolidation                        2,729           1,079
           Interest income                                                                         1                             11
           Trading securities income                                                              30              42
                                                                                       -------------   -------------   ------------

              Total income                                                                     3,760           2,971            467
                                                                                       -------------   -------------   ------------

         Expenses:
           Salaries and benefits                                                               2,884           1,521
           Occupancy and equipment                                                               357              69
           Data processing fees                                                                  427             364
           Postage expense                                                                       124               3              1
           Interest expense                                                                       69              12              1
           Professional fees                                                                      89             138              7
           Director fees                                                                          64              55             41
           Merger costs                                                                          498             194            456
           Other expenses                                                                        403             119             90
                                                                                       -------------   -------------   ------------

              Total expenses                                                                   4,915           2,475            596
                                                                                       -------------   -------------   ------------

              (Loss) income before equity in undistributed income of
                subsidiaries                                                                  (1,155)            496           (129)

         Equity in undistributed income of subsidiaries                                        4,271           2,262          1,593
                                                                                       -------------   -------------   ------------

              Income before income tax benefit                                                 3,116           2,758          1,464
         Income tax benefit                                                                      768             550            238
                                                                                       -------------   -------------   ------------

              Net income                                                               $       3,884   $       3,308   $      1,702
                                                                                       =============   =============   ============

                     WESTERN SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                            2000           1999            1998
                                                                                       -------------   -------------    -----------
         Cash flows from operating activities:

           Net income                                                                  $       3,884   $       3,308    $    1,702
           Adjustments to reconcile net income to net cash provided by (used in)
              operating activities:

                Undistributed earnings of subsidiaries                                        (4,271)         (2,262)       (1,593)
                Decrease (increase) in trading securities                                        160            (170)
                Depreciation                                                                     296              12
                Increase in other assets                                                        (243)           (659)         (179)
                Increase in other liabilities                                                     16             232           170
                Deferred taxes                                                                   235             (72)         (167)
                                                                                       -------------   -------------    -----------

                  Net cash provided by (used in) operating activities                             77             389           (67)
                                                                                       -------------   -------------    -----------

         Cash flows from investing activities:

           Purchase of available-for-sale investment securities                                                 (172)
           Proceeds from the sale of available-for-sale investment securities                    149
           Proceeds from called available-for-sale investment securities                                           2
           Increase in construction in progress                                                 (142)             (6)
           Purchases of premises and equipment                                                (1,422)            (54)         (603)

           Proceeds from the sale of assets to subsidiary                                                                       80
           Purchase of common stock from subsidiary                                             (120)
                                                                                       -------------   -------------    -----------
                  Net cash used in investing activities                                       (1,535)           (230)         (523)
                                                                                       -------------   -------------    -----------

         Cash flows from financing activities:

           Proceeds from (repayment of) short-term borrowings                                    650            (150)          150
           Repurchase of common stock                                                           (400)            (26)
           Proceeds from ESOP borrowings                                                         200             300
           Purchase of unearned ESOP shares                                                     (200)           (300)
           Payments for fractional shares                                                        (12)            (21)
           Proceeds from exercise of stock options                                               450             515           697
                                                                                       -------------   -------------    -----------

                  Net cash provided by financing activities                                      688             318           847
                                                                                       -------------   -------------    -----------

         Net (decrease) increase in cash and cash equivalents                                   (770)            477           257

         Cash and cash equivalents at beginning of year                                          940             463           206
                                                                                       -------------   -------------    -----------

         Cash and cash equivalents at end of year                                      $         170   $         940    $      463
                                                                                       =============   =============    ===========

         Supplemental disclosures of cash flow information:

           Cash paid during the year for interest expense                              $          32   $          12    $        1

         Non-cash investing activities:
           Net change in unrealized gain on available-for-sale investment
              securities                                                               $       2,469   $      (3,240)   $        4

         Proceeds and tax benefit from stock issuance from Lake Community
           Bank prior to merger                                                                        $         159

         Repurchase of common stock from Lake Community Bank prior to
           merger                                                                                      $        (27)

         Payment of cash dividend by Sentinel Community Bank prior to merger           $         164

QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA

(dollars in thousands)


                                             Q4       Q3      Q2       Q1         Q4       Q3      Q2       Q1
                                            2000     2000    2000     2000       1999     1999    1999     1999
                                         ------------------------------------  ----------------------------------
 Net interest income                      $5,018   $5,063  $4,865   $4,507     $4,880   $4,379  $4,326   $4,065
 Provision for credit losses                (100)     140     180      160        290      190     185      255
 Other operating income from continuing      992      991     890      872        903      898     857      922
operations

 Other operating expenses from             4,299    3,899   4,705    3,699      4,175    3,706   3,900    3,620
continuing operations                    ------------------------------------  ----------------------------------
 Income from continuing operations before
    income taxes and extraordinary item    1,811    2,015     870    1,520      1,318    1,381   1,098    1,112
 Provision for income taxes                  718      756     326      532        430      450     358      363

                                         ------------------------------------  ----------------------------------
 Net income                               $1,093   $1,259  $  544   $  988     $  888   $  931  $  740   $  749
                                         ====================================  ==================================

                                         ====================================  ==================================

 Per share:
   Basic earnings per share:              $  .32   $  .37  $  .17   $  .28     $  .26   $  .27  $  .21   $  .22

   Diluted earnings per share:            $  .31   $  .36  $  .16   $  .28     $  .25   $  .26  $  .21     $.21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item can be found in Western Sierra's Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item can be found in Western Sierra's Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item can be found in Western Sierra's Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

       (a)      FINANCIAL STATEMENTS:

                (1)      Listed and included in Part II, Item 8.

                (2)      FINANCIAL STATEMENT SCHEDULES:

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

       (c)      EXHIBITS

                The following documents are included or incorporated by reference in this Annual Report on Form 10K.

         EXHIBIT
         NUMBER                     DESCRIPTION
         ------                     -----------
           3.1        Articles of Incorporation of the Registrant riled in the
                      registration statement of Registrant on Form S-4 file
                      #333-6667 as Exhibit 3.2 is incorporated here by this
                      reference.

           3.2 Bylaws as amended of Registrant filed in the registration statement of Registrant on Form S-4 File #333-6667 as
                      Exhibit 3.2 is incorporated here by this reference.

           10. Material Contracts of Registrant filed in the registration statement of Registrant on Form S-4 filed on March 24, 2000 as Exhibits 10.1 through 10.19 and are incorporated here by this reference.



           10.1 Placerville branch lease dated June 23, 1987 as amended is contained in Registrant's S-4 File #333-66675 as Exhibit
                      10.1 and is incorporated by this reference herein.

           10.2 Severance benefits agreement for Gary Gall is contained in Registrant's S-4 File #333-66675 as Exhibit 10.2 and is incorporated by this reference herein.

           10.3 Severance benefits agreement for Kirk Dowdell is contained in Registrant's S-4 File #333-33256 as Exhibit 10.1 and is incorporated by this reference herein

           10.4 Salary continuation agreement for Gary Gall as amended is contained in Registrant's S-4 File #333-66675 as Exhibit
                      10.4 and is incorporated by this reference herein.

           10.5 Stock option agreement dated April 11, 1995 for Gary Gall is contained in Registrant's S-4 File #333-66675 as
                      Exhibit 10.5 and is incorporated by this reference herein.

           10.6       Stock option agreement dated November 14, 1996 for Gary
                      Gall is contained in Registrant's S-4 File #333-66675 as
                      Exhibit 10.6 and is incorporated by this reference herein.

           10.7 Stock option agreement dated May 20, 1997 for Gary Gall is contained in Registrant's S-4 File #333-66675 as Exhibit
                      10.7 and is incorporated by this reference herein.

           10.8 Stock option agreement dated May 19, 1999 for Gary Gall is contained in Registrant's S-4 File #333-33256 as Exhibit
                      10.4 and is incorporated by this reference herein.

           10.9 Stock option agreement dated May 19, 1999 for Gary Gall is contained in Registrant's S-4 File #333-66675 as Exhibit
                      10.3 and is incorporated by this reference herein.

           10.10 Western Sierra National Bank 1989 Stock Option Plan and form of incentive stock option and nonqualified stock option agreement is contained in Registrant's S-4 File
                      #333-66675 as Exhibit 10.10 and is incorporated by this reference herein.

           10.11 Western Sierra Bancorp 1997 Stock Option Plan and form of incentive stock option agreement and nonqualified stock option agreement is contained in Registrant's S-4 File
                      #333-66675 as Exhibit 10.11 and is incorporated by this reference herein.

           10.12 Western Sierra National Bank Incentive Compensation Plan for senior management is contained in Registrant's S-4
                      File #333-66675 as Exhibit 10.12 and is incorporated by this reference herein.

           10.13 Indemnification agreement for Gary Gall is contained in Registrant's S-4 File #333-66675 as Exhibit 10.13 and is incorporated by this reference herein.

           10.14      Indemnification agreement form for directors of Western
                      Sierra National Bank is contained in Registrant's S-4 File
                      #333-66675 as Exhibit 10.15 and is incorporated by this reference herein.

           23.1       Consent of Perry Smith LLP

           23.2       Consent of Moss Adams LLP

           23.3       Consent of Grant Thornton LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN SIERRA BANCORP



By:  -------------------------------------------          Dated:
           Gary D. Gall
           President and Chief Executive Officer
           (Principal Executive Officer)


And By: ----------------------------------------          Dated:
           Lesa Fynes
           Senior Vice President
           Chief Financial Officer
           (Principal Financial Officer
           and Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Barbara L. Cook
---------------------------------------------             Dated: April 2, 2001
Barbara L. Cook, Director

/s/ William J. Fisher
---------------------------------------------             Dated: April 2, 2001
William J. Fisher, Director

/s/ Richard L. Golemon
---------------------------------------------             Dated: April 2, 2001
Richard L. Golemon, Director

/s/ Harold S. Prescott
---------------------------------------------             Dated: April 2, 2001
Harold S. Prescott, Director

/s/ Darol B. Rasmussen
---------------------------------------------             Dated: April 2, 2001
Darol B. Rasmussen, Director

/s/ Osvaldo I. Scariot
---------------------------------------------             Dated: April 2, 2001
Osvaldo I. Scariot, Director

/s/ Alan J. Kleinert
---------------------------------------------             Dated: April 2, 2001
Alan J. Kleinert, Director

/s/ Howard A. Jahn
---------------------------------------------             Dated: April 2, 2001
Howard A. Jahn, Director

/s/ Thomas Manz
---------------------------------------------             Dated: April 2, 2001
Thomas Manz, Director

/s/ Kirk C. Doyle
---------------------------------------------             Dated: April 2, 2001
Kirk C. Doyle, Director

/s/ Lawrence Davis
---------------------------------------------             Dated: April 2, 2001
Lawrence Davis, Director

/s/ Howard Van Lente
---------------------------------------------             Dated: April 2, 2001
Howard Van Lente, Director

/s/ John H. Helms
---------------------------------------------             Dated: April 2, 2001
John H. Helms, Director

/s/ Charles W. Bacchi
---------------------------------------------             Dated: April 2, 2001
Charles W. Bacchi, Director
  and Chairman of the Board