Form 10-Q
period 2001-03-31
WESTERN SIERRA BANCORP
filed 2001-05-15
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19231

Western Sierra Bancorp
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0390121 (I.R.S. Employer Identification No.)
3350 Country Club Drive, Suite 202 Cameron Park, California (Address of principal executive offices)	95682 (Zip code)

Registrant's telephone number, including area code: (530) 677-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 31, 2001 there were 3,448,782 shares outstanding of the Registrant's common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

Index to Form 10-Q

		Page:
PART I.	Financial Information
	Item 1. Financial Statements
	Consolidated Balance Sheets March 31, 2001 and December 31, 2000	2
	Consolidated Statements of Income Three months ended March 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows Three months ended March 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-17
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17-19
PART II.	Other Information
	Item 1. Legal proceedings	19
	Item 2. Changes in Securities and Use of Proceeds	19
	Item 3. Defaults Upon Senior Securities	19
	Item 4. Submission of Matters to a Vote of Security Holders	19
	Item 5. Other Information	20
	Item 6. Exhibits and Report on Form 8-K	20
SIGNATURES		20

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Western Sierra Bancorp
Consolidated Balance Sheets
(unaudited)

(In Thousands)	March 31, 2001	December 31, 2000
Assets:
Cash & Due From Banks	$21,234	$24,382
Federal Funds Sold	31,950	27,570

Cash and cash equivalents	53,184	51,952
Interest Bearing Deposits in Other Banks	396	495
Loans Held For Sale	3,068	3,349
Investment Securities:
Trading Securities	15	15
Available for sale (amortized cost $62,169 and $59,712)	62,312	59,166
Held to maturity (market value of $10,108 in 2001 and $11,600 in 2000)	10,083	11,604

Total Investment Securities	72,410	70,785
Portfolio Loans:
Real Estate—Construction	62,002	59,106
Real Estate—Mortgage	208,470	217,095
Commercial	44,755	38,854
Agricultural	12,141	5,025
Installment Loans	5,297	6,051
Lease Financing	3,312	3,982

Total Gross Loans	335,977	330,113
Deferred loan fees	(849)	(862)
Less allowance for loan losses	(4,525)	(4,395)

Net Loans	330,603	324,856
Premise & Equipment	11,691	11,678
Other Assets	9,428	11,488

Total Assets	$480,780	$474,603

Liabilities:
Demand Accounts	$87,798	$81,281
NOW & Money Market & Savings	130,258	126,335
Time Over $100 Thousand	81,752	86,363
Other Time	138,883	139,792

Total Deposits	438,691	433,771
Borrowed Funds	2,025	1,150
Other Liabilities	2,369	3,545

Total Liabilities	443,085	438,466
Shareholders' Equity:
Common Stock	20,553	20,553
Retained Earnings	17,548	16,415
Unearned ESOP Shares	(500)	(500)
Accumulated other comprehensive income (loss)	94	(331)

Total Shareholders' Equity	37,695	36,137

Total Liabilities & Shareholders' Equity	$480,780	$474,603

See notes to consolidated financial statements.

Western Sierra Bancorp
Consolidated Statements of Income
(unaudited)

	Three months ended
(In Thousands except for per share data)	March 31, 2001	March 31, 2000
Interest Income:
Interest & Fees on Loans	$7,706	$6,291
Interest on Investments	1,104	1,084
Interest on Federal Funds Sold	519	230

Total Interest Income	9,329	7,605

Interest Expense:
Interest on Deposits	4,173	2,921
Interest on Borrowed Funds	21	183

Total Interest Expense	4,194	3,104

Net Interest Income	5,135	4,501
Provision for Loan Losses	90	160

Net Interest Income After Provision for Loan Losses	5,045	4,341

Noninterest Income:
Service Charges	441	473
Mortgage Loan Origination and Packaging Fees	495	192
Other Income	151	213
Gain (Loss) Sale of Available for Sale Investment Securities	1	(56)

Total Noninterest Income:	1,088	822

Noninterest Expense:
Salaries & Benefits	2,324	1,906
Occupancy & Equipment	659	618
Other Expense	1,330	1,119

Total Other Expense	4,313	3,643

Income before Income Taxes	1,820	1,520
Provision for Income Taxes	686	532

Net Income	$1,134	$988

Basic Earnings per Share	$0.33	$0.29
Weighted Average Shares	3,448,782	3,416,073
Diluted Earnings per Share	$0.32	$0.29
Weighted Average Shares	3,532,976	3,433,692

See notes to consolidated financial statements.

Western Sierra Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(In Thousands)	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net income	$1,134	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	160
Provision for depreciation	319	171
Net changes in trading assets	—	85
Amortization of investment premiums and accretion of discounts, net	(285)	17
(Gain) loss on sale of securities	(1)	(56)
Changes in loans held for sale	281	351
Decrease in deferred loan fees	(13)	(53)
Decrease in other assets	2,060	999
(Increase) decrease in deferred taxes	(165)	19
(Decrease) increase in other liabilities	(1,176)	632

Net cash provided by operating activities	2,244	3,313

Cash flows from investing activities:
Increase in deposits in other banks	99	297
Proceeds from the call of available for sale investment securities	6,250	—
Proceeds from the maturity of available for sale investment securities	500	—
Proceeds from the sale of available for sale investment securities	25	56
Proceeds from the call of held to maturity investment securities	1,000	—
Proceeds from the maturity of held to maturity investment securities	—	150
Proceeds from the principal payments on available for sale mortgage backed and SBA securities	466	4,038
Proceeds from principal payments on held to maturity mortgage backed securities	537	401
Purchase of available for sale investment securities	(9,528)	(2,639)
Net increase in loans	(5,824)	(13,362)
Purchases of premise and equipment	(332)	(354)
Capitalized OREO costs		(71)

Net cash used in investing activities	(6,807)	(11,484)

Cash flows from financing activities:
Net increase in demand deposits and savings	10,440	18,777
Net (decrease) increase in certificates of deposit	(5,520)	31,701
Net increase (decrease) in short term borrowing	875	(8,800)
Common stock repurchase transactions	—	(330)
Common stock options exercised	—	101
Cash dividends paid	—	(164)

Net cash provided by financing activities	5,795	41,285

Net increase in cash and cash equivalents	1,232	33,114
Cash and cash equivalents at beginning of year	51,952	26,976

Cash and cash equivalents at end of period	$53,184	$60,090

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$0
Interest	$4,324	$3,050

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Western Sierra Bancorp's 2000 Annual Report to Shareholders. The statements include the accounts of Western Sierra Bancorp ("the Company"), and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and Lake Community Bank (LCB). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold are generally for one day periods.

2. Earnings per Share

    Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months ended March 31, 2001 and 2000.

(Dollars in thousands, except shares and earnings per share data)

	Three Months Ended
	March 31, 2001	March 31, 2000
Basic EPS Calculation:
Numerator (net income)	$1,134	$988
Denominator (average common shares outstanding)	3,448,782	3,416,073

Basic earnings per Share	$0.33	$0.28

Diluted EPS Calculation:
Numerator (net income)	$1,134	$988
Denominator:
Average common shares outstanding	3,448,782	3,416,073
Options	84,194	17,619

Diluted shares outstanding	3,532,976	3,433,692

Diluted earnings per Share	$0.32	$0.29

3. Comprehensive Income

    The Company's total comprehensive income was as follows:

	Three Months Ended
	March 31, 2001	March 31, 2000
Net income as reported	$1,134	$988
Other comprehensive income (net of tax):
Change in unrealized holding gain on available for sale securities	425	80
Reclassification adjustment	—	—

Total comprehensive income	$1,559	$1,068

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Private securities litigation reform act safe harbor statement

    This quarterly report on Form 10-Q includes forward-looking information, which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve Western Sierra Bancorp's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Competitive pressure in the banking industry and changes in the regulatory environment.

  •
  Changes in the interest rate environment and volatility of rate sensitive deposits.

  •
  Decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

  •
  Credit quality deterioration which could cause an increase in the provision for loan losses.

  •
  Asset/Liability matching risks and liquidity risks.

  •
  Changes in the securities markets.

    For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the heading "Forward-Looking Information". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to March 31, 2001. Also discussed are significant trends and changes in the Company's results of operations for the three months ended March 31, 2001, compared to the same period in 2000. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

General

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

    Roseville 1st National Bank was founded in 1983 as Countryside Thrift and Loan (Countryside). Countryside operated as an industrial loan company until its conversion to a national bank on July 1, 1992. Roseville 1st National Bank was merged into Western Sierra National Bank in May of 2000, and operates as a DBA Roseville 1st National Bank—a branch of Western Sierra National Bank.

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

    Sentinel Community was incorporated under the laws of the State of California on December 24, 1980, and commenced operations on April 2, 1982. The corporation was formed as a State Chartered Savings and Loan Association. Sentinel Community converted its charter to a Federal Savings and Loan Association on June 9, 1989. In October of 1996, Sentinel Community changed its name to Sentinel Community Bank, while remaining chartered as a Federal Savings and Loan Association. Sentinel Community Bank was merged into Western Sierra National Bank in May, 2000, and operates as a DBA Sentinel Community Bank—a branch of Western Sierra National Bank.

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

    Employees.  At March 31, 2001, Western Sierra and its subsidiaries employed 187 persons on a full-time equivalent basis. Western Sierra believes its employee relations are excellent.

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

Results of Operations

    The Company reported earnings of $1,134 thousand for the three months ended March 31, 2001 ($0.32 per share diluted) compared to $988 thousand ($0.28 per share diluted) for the same period in 2000. The quarterly earnings represent a 14.7% increase over the same period of 2000.

    Factors contributing to the increase in operating results include an increase in the volume of earning assets, an increase in net interest income, coupled with an increase in other non-interest income due mainly to increased volume in loan origination and packaging fees, resulting from the lower interest rate environment for mortgage loans.

Net Interest Income

    Net interest income is the primary source of income for the Company. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, deposits in other banks, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. For the three months ended March 31, 2001, interest income increased $1,724 thousand (22.6%) over the same period in 2000. Interest expense on deposit accounts and borrowings increased $1,090 (35.1%) over the same three-month period in 2000.

    Net interest margin decreased 28 basis points to 4.64% from 4.92% for the same period a year ago. The moderate net interest margin decrease is attributed to a decreasing rate environment, average earning assets yielding 8.43% versus 8.31% a year ago, coupled with an increased cost of funding where the average cost of funding has increased to 4.66% from 4.17% a year ago.

    The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid
(Dollars in thousands)

	Three Months Ended
	March 31, 2001			March 31, 2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning Assets
Portfolio Loans	$334,796	$7,706	9.21%	$278,127	$6,291	9.05%
Tax Exempt Securities	18,648	228	4.89%	17,956	224	4.99%
Taxable Securities	50,535	852	6.74%	49,614	825	6.65%
Federal Funds Sold	37,128	519	5.59%	16,241	230	5.66%
Interest Bearing Deposits	675	10	5.93%	999	12	4.80%
Other Securities	933	14	6.00%	2,943	23	3.13%

Average Earning Assets	442,715	9,329	8.43%	365,880	7,605	8.31%

Average Noninterest Bearing Assets	44,007			36,538
Allowance for Loan Losses	(4,468)			(3,870)

Average Total Assets	$482,254			$398,548

Interest Bearing Liabilities
Interest Bearing Deposits	$126,695	700	2.21%	$108,163	649	2.40%
Certificates of Deposit	231,639	3,473	6.00%	176,519	2,273	5.15%
Borrowings	1,656	21	5.07%	13,110	182	5.56%

	359,990	4,194	4.66%	297,792	3,104	4.17%

Other Liabilities	85,658			69,550
Shareholders' Equity	36,606			31,206

Average Liabilities and Shareholders' Equity	$482,254			$398,548

Net Interest Income		$5,135			$4,501

Net Interest Margin		4.64%			4.92%

    The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

Analysis of Changes in Net Interest Income
(Dollars in thousands)

	March 31, 2001 over March 31, 2000
	Volume	Rate	Total
Increase (Decrease) In Interest Income:
Portfolio loans	$1,304	$111	$1,415
Investment securities	16	21	37
Investment securities, non Taxable	8	(15)	(7)
Interest bearing deposits	(4)	1	(3)
Federal Funds sold	292	(3)	289
Equity investments	(35)	28	(7)

Total Increase	1,581	143	1,724

Increase (Decrease) In Interest Expense:
Interest bearing accounts	103	(51)	52
Certificates of deposit	826	374	1,200
Borrowings	(152)	(10)	(162)

Total Increase	777	313	1,090

Net Increase (Decrease)	$804	$(170)	$634

Noninterest Income

    The Company's noninterest income consists of service charges on deposit accounts, and other service fees, loan origination and processing fees and gain on sale of investment securities. For the three months ended March 31, 2001, noninterest income increased $266 thousand over the same period in 2000. Loan origination and processing fees increased $303 thousand or 157.8% over the same period in the prior year. The reason for the increase are threefold:

  1.
  Increase in number of refinances due to decrease in interest rates.

  2.
  Increase in market share due to expansion of loan staff and increased marketing effort.

  3.
  Expansion of mortgage product line.

Noninterest Expense

    Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. For the three months ended March 31, 2001, noninterest expense increased $670 thousand (18.4%) over the same period in 2000.

    Salary and benefits increased $418 thousand (21.99%) over the same period last year. This increase was due primarily to the integration of the former Sentinel employees into the Company's bonus program, the increase in commissions paid on the increased volume of loan origination and packaging fees and the implementation of new company wide incentive programs.

    The following table sets forth a summary of noninterest expense for the periods indicated.

	Three Months Ended
(Dollars in thousands) Noninterest Expense	March 31, 2001	March 31, 2000
Salaries and Benefits	$2,324	$1,906
Occupancy & Equipment	659	618
Data Processing	168	170
Other Expenses	1,162	949

Total Noninterest expense	$4,313	$3,643

Income Taxes

    The Company's provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax.

    The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	March 31, 2001	March 31, 2000
Tax provision	$686	$532
Effective tax rate	37.7%	35.0%

    The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses.

Asset Quality

    The Company concentrates its lending activities primarily within areas directly serviced by branches as previously discussed.

    The Company manages its credit risk through diversification of its loan portfolio, the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the Company's loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

    The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands) Portfolio Loans	March 31, 2001	% Of Total	December 31, 2000	% Of Total
Commercial	$44,755	13.35%	$38,854	11.80%
Real Estate Mortgage	208,470	62.21%	217,095	65.94%
Real Estate Construction	62,002	18.50%	59,106	17.95%
Agricultural	12,141	3.62%	5,025	1.53%
Lease Financing	3,312	0.99%	3,982	1.20%
Installment and other	5,297	1.58%	6,051	1.84%
Less Deferred Loan Fees and Costs	(849)	(0.25)%	(862)	(0.26)

Total	335,128	100.00%	329,251	100.00%

Less Allowance for Loan Losses	(4,525)		(4,395)

Total Net Loans	$330,603		$324,856

    Net portfolio loans increased $5,747 thousand or 1.8% at March 31, 2001 over $324.8 million at December 31, 2000. The portfolio mix remains stable with the mix at December 31, 2000, with commercial loans of approximately 13%, real estate construction of 19% and commercial real estate mortgage at 62%.

    The Company's practice is to place an asset on nonaccrual status when one of the following events occurs: (i) any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due. The Company had no impaired loans at March 31, 2001 compared to $803,000 in impaired loans that had impairment allowances of $35,000 as of December 31, 2000.

    The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands) Non performing assets	March 31, 2001	December 31, 2000
Nonaccrual loans	$933	$1,121
90 days and still accruing	0	0
Other Real Estate	0	0

Allowance for Loan and Lease Losses (ALLL)

    The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

    Similarly, the adequacy of the ALLL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

    The ALLL is a general reserve available against the total loan portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

    The adequacy of the ALLL is calculated upon three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit has assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk (reserve) factor is the five-year historical loss record of the bank.

    Secondly, established specific reserves are available for individual loans currently on management's watch and classified loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk rating.

    The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

    Management believes the assigned risk grades and our methods for managing changes are satisfactory. Management believes the loan portfolio performance has improved as reflected by the stable and low delinquency ratio. Watch list and classified loans have increased somewhat over the past year, primarily due to a greater acceptance to move more susceptible although performing accounts to attention. This minimal increase does not suggest a trend.

    The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Three Months Ended
(Dollars in thousands) Allowance for Loan & Lease Losses	March 31, 2001	March 31, 2000
Beginning balance for loan losses	$4,395	$3,794
Provision for Loan Losses	90	160
Charge offs:
Commercial	(0)	(16)
Real Estate	(2)	(36)
Other	(5)	(8)

Total Charge offs	(7)	(60)
Recoveries:
Commercial	43	20
Real Estate	0	0
Other	4	13

Total Recoveries	47	33
Ending Balance	$4,525	$3,927
ALLL to total loans	1.35%	1.37%
Net charge offs to average loans	(0.01)%	0.01%

Investment Portfolio

    Total investment securities increased $1,625 thousand in the first three months of 2001 or 2.30%. The increase was an investment of deposit growth.

Liquidity

    A Funds Management Policy has been developed by the Company's management and approved by the Company's Board of Directors which establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of Western Sierra's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of Western Sierra. Liquidity of Western Sierra at March 31, 2001 was 20.5% and December 31, 2000 was 19.8%, based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. Western Sierra's management believes it maintains adequate liquidity levels.

Capital Adequacy

    Overall capital adequacy is monitored on a day-to-day basis by the Company's management and reported to the Company's Board of Directors on a monthly basis. The Bank's regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

    This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity) and "Tier 2" capital (defined as principally comprising the qualifying portion of the ALLL).

    The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.

    The following table sets forth the Company's capital ratio as of the dates indicated.

	March 31, 2001			December 31, 2000
Capital Ratio's	Lake Community Bank	Western Sierra National Bank	Consolidated	Lake Community Bank	Western Sierra National Bank	Consolidated
Total Risk-Based Capital	10.9%	10.7%	11.4%	10.9%	10.3%	11.0%
Tier 1 Capital to Risk-Based Assets	9.7%	9.5%	10.2%	9.7%	9.2%	9.8%
Tier 1 Capital to Average Assets (Leverage ratio)	8.5%	6.9%	7.7%	8.7%	6.9%	7.9%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

    As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of its assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest earning assets and all of its interest bearing liabilities are located at the Bank level, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of their operations, the Banks are not subject to foreign currency exchange or commodity price risk. The Banks' real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

    The fundamental objective of the Company's management of its assets and liabilities is to maximize economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Banks' profitability is dependent to a large extent upon their net interest income which is the difference between their interest income on interest-earning assets, such as loans and securities, and their interest expense on interest-bearing liabilities, such as deposits and borrowings. The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities. The Banks manage their mix of assets and liabilities with the goals of limiting their exposure to interest rate risk, ensuring adequate liquidity, and coordinating their sources and uses of funds.

    The Banks seek to control their interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Banks have adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Banks will measure interest rate risk utilizing both an internal ALMII module which runs on the mainframe computer system and utilizing third party sources which can be compared and analyzed, enabling management to make any adjustments as necessary.

    The following table sets forth as of March 31, 2001, the distribution of repricing opportunities for Western Sierra's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

	Within Three Months	After Three Months But Within Six Months	After Six Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$31,950					$31,950
Investment securities and other	20,055	$4,130	$10,671	$14,077	$26,798	75,731
Loans	146,303	8,991	23,775	75,653	80,406	335,128

Total earning assets	198,308	13,121	34,446	89,730	107,204	442,809
Interest-bearing liabilities:
Savings	19,864	9,932				29,796
Interest-bearing transaction accounts	82,861	18,413				101,274
Time deposits	101,921	67,036	39,682	11,182	2	219,823
Other borrowings	2,025		—			2,025

Total interest-bearing liabilities	206,671	95,381	39,682	11,182	2	352,918

Interest rate sensitivity gap	$(8,363)	$(82,260)	$(5,236)	$78,548	$107,202	$89,891
Cumulative interest rate sensitivity gap	(8,363)	(90,623)	(95,859)	(17,311)	89,891
Interest rate sensitivity gap ratio	(0.96)	(0.14)	(0.87)	8.02	n/a	1.25
Cumulative interest rate sensitivity gap ratio	(0.96)	(0.70)	(0.72)	(0.95)	1.25

    The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or "gap", represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve while in a declining rate environment, net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to one year area, and turns asset sensitive in the longer term. This can be and is influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at management's option, thus assisting in the further management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend it has experienced.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

    The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in securities and use of proceeds

    N/A

Item 3. Defaults upon Senior Securities

    N/A.

Item 4. Submission of Matters to a vote of Security Holders

    The company did not submit any matter to a vote of the security holders during the first quarter of 2000.

Item 5. Other Information

    N/A.

Item 6A. Exhibits

    N/A

Item 6B. Reports on Form 8-K

    No report on form 8-K were filed during the first quarter of 2001.

SIGNATURES

    Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)

Date: May 14, 2001

/s/ GARY D. GALL Gary D. Gall President/ Chief Executive Officer
/s/ LESA FYNES Lesa Fynes Chief Financial Officer

QuickLinks

WESTERN SIERRA BANCORP & SUBSIDIARIES Index to Form 10-Q
PART I. FINANCIAL INFORMATION Item 1. Consolidated Financial Statements
Western Sierra Bancorp Consolidated Balance Sheets (unaudited)
Western Sierra Bancorp Consolidated Statements of Income (unaudited)
Western Sierra Bancorp Consolidated Statements of Cash Flows (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Average Balances, Interest Income/Expense and Yields/Rates Paid (Dollars in thousands)
Analysis of Changes in Net Interest Income (Dollars in thousands)
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Item 2. Changes in securities and use of proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6A. Exhibits
Item 6B. Reports on Form 8-K
SIGNATURES