Form 10-Q
period 2001-06-30
WESTERN SIERRA BANCORP
filed 2001-08-14
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-25979

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
 Common Stock, no par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of July 30, 2001 there were 3,423,559 shares outstanding of the Registrant's common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

Index to Form 10-Q

Page:
PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet June 30, 2001 and December 31, 2000	3
Consolidated Statement of Income Three months ended June 30, 2001 and 2000 Six months ended June 30, 2001 and 2000	4
Consolidated Statement of Cash Flows Six months ended June 30, 2001 and 2000	5
Notes to Consolidated Financial Statements	6-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-18
Item 3. Quantitative and Qualitative Disclosure about Market Risk	18-19
PART II. Other Information
Item 1. Legal proceedings	20
Item 2. Changes in Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Report on Form 8-K	20-21
SIGNATURES	22

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Western Sierra Bancorp and Subsidiaries Consolidated Balance Sheet
(Unaudited)

	June 30, 2001	December 31, 2000
	(Dollars in Thousands)
Assets:
Cash and due from banks	$33,751	$24,382
Federal funds sold	10,495	27,570

Cash and cash equivalents	44,246	51,952

Interest-bearing deposits in banks	396	495
Loans held for sale	4,102	3,349
Investment securities:
Trading	11	15
Available-for-sale (amortized cost $51,456 in 2001and $59,712 in 2000)	51,246	59,166
Held-to-maturity (market value of $9,022 in 2001 and $11,600 in 2000)	9,032	11,604

Total investment securities	60,289	70,785

Portfolio loans and leases:
Real estate—mortgage	211,661	217,095
Real estate—construction	67,460	59,106
Commercial	53,043	38,854
Agricultural	12,528	5,025
Installment	5,471	6,051
Lease financing	3,169	3,982

Total gross loans and leases	353,332	330,113

Deferred loan and lease fees, net	(816)	(862)
Allowance for loan and lease losses	(4,695)	(4,395)

Net loans and leases	347,821	324,856

Premises and equipment	11,726	11,678
Other assets	11,349	11,488

Total assets	$479,929	$474,603

Liabilities:
Non-interest bearing	$90,406	$81,281
Interest bearing:
NOW, money market and savings	129,720	126,335
Time, $100 thousand or more	83,002	86,363
Other time	131,896	139,792

Total deposits	435,024	433,771
Borrowed funds	2,250	1,150
Other liabilities	4,001	3,545

Total liabilities	441,275	438,466

Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued	—	—
Common stock—no par value; 10,000,000 shares authorized; issued 3,461,465 shares in 2001 and 3,448,782 in 2000	20,400	20,527
Retained earnings	18,890	16,441
Unearned ESOP shares	(500)	(500)
Accumulated other comprehensive loss	(136)	(331)

Total shareholders' equity	38,654	36,137

Total liabilities and shareholders' equity	$479,929	$474,603

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Dollars in thousands, except for per share data)
Interest Income:
Interest and fees on loans	$7,555	$6,816	$15,261	$13,140
Interest on investment securities:
Taxable	759	893	1,635	1,727
Exempt from federal taxes	246	199	474	422
Interest on Federal funds sold	200	584	719	814

Total interest income	8,760	8,492	18,089	16,103

Interest expense:
Interest on deposits	3,538	3,537	7,711	6,458
Interest on borrowed funds	28	111	49	294

Total interest expense	3,566	3,648	7,760	6,752

Net interest income	5,194	4,844	10,329	9,351
Provision for loan and lease losses	245	180	335	340

Net interest income after provision for loan and lease losses	4,949	4,664	9,994	9,011

Non-interest income:
Service charges and fees	446	389	887	818
Gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	654	226	1,148	393
Gain on sale of investment securities	135	(10)	136	(66)
Other income	213	196	365	393

Total non-interest income	1,448	801	2,536	1,538

Other expenses:
Salaries and benefits	2,271	2,082	4,595	3,992
Occupancy and equipment	656	593	1,315	1,192
Merger and acquisition expenses		899		899
Other expenses	1,403	1,100	2,733	2,217

Total other expenses	4,330	4,674	8,643	8,300

Income before income taxes	2,067	791	3,887	2,249
Income taxes	752	247	1,438	730

Net income	$1,315	$544	$2,449	$1,519

Basic earnings per share	$.38	$.16	$.71	$.45

Diluted earnings per share	$.37	$.16	$.69	$.44

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,449	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	335	340
Depreciation and amortization	718	705
Provision for loss on other real estate		19
Net decrease in trading securities	4	171
Gain on sale of other real estate		(8)
Amortization of investment security premiums, net of accretion	39	71
(Gain) Loss on sale of securities	(122)	66
Increase in loans held for sale	(753)	(826)
Deferred loan and lease origination fees, net	(46)	(2)
Increase in other assets	(54)	(931)
Increase in other liabilities	458	941

Net cash provided by operating activities	3,028	2,065

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	99	198
Proceeds from the sale and call of available-for-sale investment securities	16,416	603
Proceeds from the maturity of available-for-sale investment securities	1,500
Proceeds from the call of held-to-maturity investment securities	1,000
Proceeds from the maturity of held-to-maturity investment securities	89	150
Proceeds from the principal payments on available-for-sale mortgage-backed and SBA securities	1,435	3,281
Proceeds from principal payments on held-to-maturity mortgage-backed securities	1,476	1,092
Purchase of available-for-sale investment securities	(10,983)	(5,864)
Net increase in loans and leases	(23,254)	(27,853)
Purchases of premises and equipment	(738)	(813)
Proceeds from sale of other real estate		406

Net cash used in investing activities	(12,960)	(28,800)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	12,510	32,611
Net (decrease) increase in time deposits	(11,257)	37,699
Net increase (decrease) in short-term borrowings	1,100	(6,700)
Purchase of unearned ESOP shares	—	(200)
Repurchase of common stock	(409)	(416)
Proceeds from exercised stock options	282	142
Cash dividends paid	—	(164)

Net cash provided by financing activities	2,226	62,972

Net (decrease) increase in cash and cash equivalents	(7,706)	36,237
Cash and cash equivalents at beginning of year	51,952	27,075

Cash and cash equivalents at end of period	$44,246	$63,312

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 2000 Annual Report to Shareholders.

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and Lake Community Bank (LCB). All significant inter-company balances and transactions have been eliminated. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain amounts in the consolidated financial statements for the year ended December 31, 2000 have been reclassified to conform to the presentation of the consolidated financial statements in 2001.

2. Earnings per Share

    Basic earnings per share (EPS), which excludes dilution, is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. Earnings per share is retroactively adjusted for stock dividends for all periods presented. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows (dollars in thousands, except for per share data).

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Basic EPS Computation:
Numerator—net income	$1,315	$544	$2,449	$1,519
Denominator—weighted average number of shares outstanding	3,479,150	3,411,794	3,463,965	3,406,551

Basic earnings per share	$.38	$.16	$.71	$.45

Diluted EPS Computation:
Numerator—net income	$1,315	$544	$2,449	$1,519
Denominator—
Weighted average number of shares outstanding	3,479,150	3,411,794	3,463,965	3,406,551
Effect of dilutive stock options	79,092	66,592	81,113	76,115

	3,558,242	3,478,386	3,545,078	3,482,666

Diluted earnings per share	$.37	$.16	$.69	$.44

3. Stock Repurchase Plan

    On June 21, 2001, the Company announced that its Board of Directors approved a plan to repurchase up to 5% (or 160,000 shares) of the Company's common stock. During the second quarter of 2001, the Company repurchased 28,500 shares at an average price of $14.35 per share. The repurchase is in contemplation of reissuing such shares as part of the banks normal declaration of annual stock dividends.

4. Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations, which are to be accounted for using a single method—the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

    In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Because goodwill and other intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets will not decrease at the same time and in the same manner as under previous standards. The provisions of this Statement are required to be applied starting with the years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION.

Private securities litigation reform act safe harbor statement

    This quarterly report on Form 10-Q includes forward-looking information, which is subject to the "safe harbor" created by the Securities Act of 1933, and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Competitive pressure in the banking industry and changes in the regulatory environment.

  •
  Changes in the interest rate environment and volatility of rate sensitive deposits.

  •
  Decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

  •
  Credit quality deteriorates which could cause an increase in the provision for loan losses.

  •
  Asset/Liability matching risks and liquidity risks.

  •
  Changes in the securities markets.

  •
  California power crisis.

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

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to June 30, 2001. Also discussed are significant trends and changes in the Company's results of operations for the three months and six months ended June 30, 2001, compared to the same periods in 2000. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

General

    Western Sierra Bancorp (the "Company") was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders. In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. In addition, these mergers were accounted for as a pooling of interests and accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was merged into Western Sierra National Bank. Also in May of 2000, Roseville 1st National Bank was merged into Western Sierra National Bank. In October of 2000, Western Sierra National Bank purchased the deposits and certain other assets and liabilities of the Columbia branch of Pacific State Bank. The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 3350 Country Club Drive, Suite 202, Cameron Park, California 95682.

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

Sentinel Community Bank was merged into Western Sierra National Bank in May 2000, and operates as a DBA Sentinel Community Bank—a branch of Western Sierra National Bank.

    The Company has an inactive subsidiary (acquired from Sentinel), Sentinel Associates, Inc., which is administered out of the main office. Sentinel Associates, Inc., was formed in October 1983, for the purpose of developing single-family residential real estate.

    Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport and the surrounding communities. The Company's primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company's primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

    The Company offers a broad range of services to individuals and businesses in its primary service areas with an emphasis upon efficiency and personalized attention. The Company provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of the Company's subsidiary banks offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks, computer cash management and internet banking including bill payment. The Company's subsidiary banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement, installment and credit card loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers' checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offer other customary commercial banking services.

    Most of the Company's deposits are obtained from commercial businesses, professionals and individuals. There is no concentration of deposits or any customer with 5% or more of any of the subsidiary banks' deposits.

    Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

    Employees.  At June 30, 2001, the Company and its subsidiaries employed 176 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Financial Condition

    The Company has grown from $474.6 million at December 31, 2000 to $488.0 million at June 30, 2001, an increase of $5.3 million. Since the first of the year, total gross loans and leases has increased by $23.2 million and cash and due from banks has increased by $9.4 million. This loan growth and growth in cash and due from banks was funded by a decrease in Federal funds and investments of $27.5 million and a slight increase in deposits of $1.2 million.

Results of Operations

    The Company reported net income of $1.3 million for the three months ended June 30, 2001 (or $0.37 per share, diluted) compared to $544 thousand (or $0.16 per share, diluted) for the same period in 2000. The quarterly earnings represent a $771 thousand (or 142%) increase over the same period in 2000. The Company reported net income of $2.4 million for the six months ended June 30, 2001 (or

$0.69 per share, diluted) compared to $1.5 million (or $0.44 per share, diluted) for the same period in 2000, an increase of $930 thousand (or 61%).

    Factors contributing to the increase in operating results during the second quarter of 2001 and six months ended June 30, 2001 as compared to the second quarter of 2000 and six months ended June 30, 2000 include:

  •
  An increase in net interest income of $350 thousand over the same quarter in the previous year and by $978 thousand year-to-date over the same period in the previous year. The net increase in both periods is due to an overall increase in average earning assets and a shift to higher yielding assets (primarily loans) from lower yielding assets (primarily Federal funds). Additionally, there was a transition from higher paying liabilities (primarily certificates of deposit) to lower paying or non-interest paying liabilities (primarily savings and demand deposit accounts).

  •
  An increase in the gain on sale and packaging of residential mortgage loans of $428 thousand and $755 thousand over the second quarter and year-to-date totals in the previous years. These increases are primarily due to the decreasing interest rate environment causing individuals to seek refinancing opportunities. Additionally, the Mortgage Department launched an aggressive marketing campaign during 2001.

  •
  Gain on sale of securities of $136 thousand, verses a loss of $66 thousand in the prior year for a net increase of $202 thousand.

    These increases in income were offset by an increase in salaries and benefits of $189 thousand for the second quarter of 2001 and an increase of $603 thousand year-to-date. For the second quarter and sixth months ended June 30, 2001, occupancy and equipment expense increased by $63 thousand and $123 thousand, respectively. These increases are attributable to internal growth. The Company had incurred a one-time accrual of $138 thousand for retirement benefits during the second quarter of 2001. In addition, the Company did not incur merger costs during the second quarter of 2001 as compared to $899 thousand during the second quarter of 2000.

Net Interest Income (Tax Equivalent Yield Basis)

    Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. For the three months ended June 30, 2001, interest income on a tax equivalent basis increased by $286 thousand (or 3.16%) over the same period in 2000. Interest expense on deposit accounts and borrowings decreased $82 thousand (or 2.25%) over the same three-month period in 2000. Average earning assets yielded 8.20% versus 8.57% a year ago, partly offset by a decrease in cost of funds where the average cost of funds decreased to 4.15% from 4.48% a year ago. Net interest margin decreased 3 basis points to 4.90% from 4.93% for the same period a year ago. The moderate decrease in net interest margin is attributed to a decreasing interest rate environment as a result of actions taken by the Federal Reserve Board during 2001 and the fact that a significant portion of the Company's investments are tied to the long-term treasury yield curve which has not decreased at the rate of the short-term yield curve.

    For the six months ended June 30, 2001, interest income increased $2,007 thousand (12.33%) over the same period in 2000. Interest expense on deposit accounts and borrowings increased $1,008 thousand (14.93%) over the same six-month period in 2000. Net interest margin decreased 23 basis points to 4.76% from 4.99% for the same period a year ago. The moderate net interest margin decrease is attributed to a decreasing rate environment, average earning assets yielding 8.28% versus 8.52% a year ago, coupled with an increased cost of funding where the average cost of funding has increased to 4.41% from 4.34% a year ago. This increase in the cost of funds is due primarily to the competitive market for certificates of deposits in the Company's market area.

    The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have been adjusted to a tax-equivalent yield basis, based on a 40% average tax rate (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	June 30, 2001			June 30, 2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$347,114	$7,555	8.71%	$293,287	$6,816	9.30%
Tax exempt securities	20,030	344	6.87%	17,828	279	6.26%
Taxable securities	44,239	734	6.64%	50,220	855	6.81%
Federal funds sold	18,118	200	4.42%	36,497	584	6.40%
Interest bearing deposits	762	10	5.25%	792	17	8.59%
Other securities	1,780	15	3.37%	1,251	21	6.71%

Total average earning assets	432,043	8,858	8.20%	399,875	8,572	8.57%

Average non-interest bearing assets	45,022			39,196
Allowance for loan and lease losses	(4,600)			(3,887)

Average total assets	$472,465			$435,184

Interest bearing liabilities:
Interest bearing demand and savings deposits	$127,699	598	1.87%	$118,192	755	2.56%
Time deposits	214,617	2,940	5.48%	200,147	2,781	5.56%
Borrowings	1,723	28	6.50%	7,448	112	6.02%

Total average interest-bearing liabilities	344,039	3,566	4.15%	325,787	3,648	4.48%

Other liabilities	89,815			79,382
Shareholders equity	38,611			30,015

Average total liabilities and shareholders' equity	$472,465			$435,184

Net interest income and net interest margin		$5,292	4.90%		$4,924	4.93%

	Six Months Ended
	June 30, 2001			June 30, 2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$340,991	$15,261	8.95%	$285,656	$13,140	9.20%
Tax exempt securities	19,842	664	6.69%	17,892	589	6.58%
Taxable securities	52,101	1,586	6.09%	49,917	1,656	6.64%
Federal funds sold	27,555	719	5.22%	26,423	814	6.16%
Interest bearing deposits	412	20	9.71%	814	37	9.12%
Other securities	822	29	7.06%	1,164	36	6.19%

Total average earning assets	441,723	18,279	8.28%	381,866	16,272	8.52%

Average non-interest bearing assets	40,065			40,426
Allowance for loan and lease losses	(4,534)			(3,877)

Average total assets	$477,254			$418,415

Interest bearing liabilities:
Interest bearing demand and savings deposits	$127,188	1,298	2.04%	$113,036	1,404	2.48%
Time deposits	223,076	6,413	5.75%	188,333	5,054	5.37%
Borrowings	1,434	49	6.83%	10,071	294	5.84%

Total average interest-bearing liabilities	351,698	7,760	4.41%	311,440	6,752	4.34%

Other liabilities	88,005			76,355
Shareholder's equity	37,551			30,617

Average total liabilities and shareholders' equity	$477,254			$418,412

Net interest income and net interest margin		$10,519	4.76%		$9,520	4.99%

    The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2001 over 2000
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$1,172	$(433)	$739
Investment securities	(99)	(22)	(121)
Investment securities, non taxable	38	27	65
Federal funds sold	(203)	(181)	(384)
Interest bearing deposits	(1)	(6)	(7)
Equity investments	4	(10)	(6)

Total net increase (decreases)	911	(625)	286

Increase (decrease) in interest expense:
Interest bearing accounts	45	(202)	(157)
Time deposits	198	(39)	159
Borrowings	(93)	9	(84)

Total net increase (decrease)	150	(232)	(82)

Net increase (decrease)	$761	$(393)	$368

	Six Months Ended June 30, 2001 over 2000
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$2,476	$(355)	$2,121
Investment securities	66	(136)	(70)
Investment securities, non taxable	65	10	75
Federal funds sold	30	(125)	(95)
Interest bearing deposits	(19)	2	(17)
Equity investments	(12)	5	(7)

Total net increase (decrease)	2,606	(599)	2,007

Increase (decrease) in Interest expense:
Interest bearing accounts	144	(250)	(106)
Time deposits	998	361	1,359
Borrowings	(295)	50	(245)

Total net increase	847	161	1,008

Net increase (decrease)	$1,759	$(760)	$999

Noninterest Income

    The Company's noninterest income consists of service charges on deposit accounts, and other service fees, mortgage loan origination and processing fees and sale of investment securities. For the three months ended June 30, 2001, noninterest income increased $637 thousand (or 79%) over the same period in 2000. A gain of $135 thousand from the sale of available-for-sale investment securities was realized during the second quarter of 2001. In addition, income from mortgage loan origination and packaging fees increased $428 thousand (or 189%) over the same period in the prior year. The reasons for the increases are threefold:

1.
Increase in number of refinances due to a decrease in interest rates.

2.
Increase in market share due to expansion of loan staff and increased marketing effort.

3.
Expansion of mortgage product line.

    For the six months ended June 30, 2001, noninterest income increased $932 thousand (or 58%) over the same period in 2000. The increase was due to loan origination and packaging fees and gains on the sale of securities as discussed previously.

Noninterest Expense

    Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees, merger and acquisition costs and other operating expenses. For the three months ended June 30, 2001, noninterest expense decreased $344 Thousand (7.4%) over the same period in 2000. For the six months ended June 30, 2001, noninterest expense increased $343 thousand (4.1%) over the same period in 2000.

    Salary and benefits increased $189 thousand (9.1%) over the same three-month period last year. This increase was due primarily to the integration of the former Sentinel employees into the Company's bonus program, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs. These expenses for the six month period ended June 30, 2001 increased 603 thousand (15.1%) over the same period in the prior year for similar reasons.

    The following table sets forth a summary of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Noninterest Expense:
Salaries and Benefits	$2,271	$2,082	$4,595	$3,992
Occupancy & Equipment	408	374	801	790
Data Processing	248	219	514	402
Merger and Acquisition	0	899	0	899
Other Expenses	1,403	1,100	2,733	2,217

Total Noninterest expense	$4,330	$4,674	$8,643	$8,300

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

    The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Tax provision	$752	$247	$1,438	$730
Effective tax rate	36.4%	31.2%	37.0%	32.5%

    The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company's tax provision is attributable to increases in the Company's net income and the relative amount of tax-exempt income.

Asset Quality

    The Company concentrates its lending activities primarily within areas directly serviced by branches as previously discussed.

    The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay their loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

    The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	June 30, 2001	% Of Total	December 31, 2000	% Of Total
Commercial	$53,043	15.05%	$38,854	11.80%
Real estate—mortgage	211,611	60.04%	217,095	65.94%
Real estate—construction	67,460	19.14%	59,106	17.95%
Agricultural	12,528	3.55%	5,025	1.53%
Lease financing	3,169	0.90%	3,982	1.20%
Installment and other	5,471	1.55%	6,051	1.84%
Deferred loan fees and costs, net	(816)	(0.23)%	(862)	(0.26)

Total	352,516	100.00%	329,251	100.00%

Less allowance for loan and lease losses	(4,695)		(4,395)

Total net loans and leases	$347,821		$324,856

    The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated (dollars in thousands):

	June 30, 2001	December 31, 2000
Non-performing assets:
Nonaccrual loans	$3,733	$1,121
90 days and still accruing

Total non-performing assets	$3,733	$1,121

Other Real Estate Owned	$—	$—

    The Company's nonaccrual loans decreased from $1,121 thousand to $933 thousand in the first three months of 2001, but increased from $933 thousand to $3,733 thousand during the second quarter of 2001.

Allowance for Loan and Lease Losses (ALLL)

    The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan and lease losses. When a loan or lease is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

    Similarly, the adequacy of the ALLL and the level of the related provision for possible loan and lease losses is determined on a judgment basis by management based on consideration of (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

    The ALLL is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan and lease losses. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan and lease losses in future periods.

    The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

    The adequacy of the ALLL calculation is based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit has been assigned risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves are assigned to individual loans currently on the Company's Problem Loan Reports. These are estimated potential losses associated with specific borrowers based upon collateral value and event(s) causing the risk rating. Thirdly, the Company maintains an unallocated reserve for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

    Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

    The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Beginning balance for allowance for loan and lease losses	$4,525	$3,927	$4,395	$3,794
Provision for loan and lease losses	245	180	335	340
Charge offs:
Commercial	(80)	(55)	(80)	(71)
Real estate	0	(46)	(2)	(82)
Other	(6)	(29)	(11)	(37)

Total charge offs	(86)	(130)	(93)	(190)

Recoveries:
Commercial	8	4	51	24
Real estate	0	19	0	19
Other	3	2	7	15

Total recoveries	11	25	58	58

Net charge offs	(75)	(105)	(35)	(132)

Ending balance	$4,695	$4,002	$4,695	$4,002

ALLL to total loans	1.33%	1.33%	1.33%	1.33%
Annualized net charge offs to average loans	0.09%	0.14%	0.02%	0.06%

Investment Portfolio

    Total investment securities decreased $10.5 million in the first six months of 2001 or 14.83%. The decrease was primarily due to the call of mortgage-backed securities as a result of the decrease in rates. The decrease in investments was used to partially fund the $23.2 million increase in the loan and lease portfolio.

Liquidity

    A Funds Management Policy has been developed by the Company's management and approved by the Company's Board of Directors which establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. Liquidity of the Company at June 30, 2001 was 22.89% and December 31, 2000 was 19.8%, based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. The Company's management believes it maintains adequate liquidity levels.

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

    The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized). At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.

    The following table sets forth the Company's and its banking subsidiaries/capital ratios as of the dates indicated.

	June 30, 2001			December 31, 2000
Capital ratios	Lake Community Bank	Western Sierra National Bank	Consolidated	Lake Community Bank	Western Sierra National Bank	Consolidated
Total risk-based capital to risk-weighted assets	11.21%	10.44%	10.98%	10.90%	10.30%	11.00%
Tier 1 capital to risk-weighted assets	9.96%	9.30%	9.83%	9.70%	9.20%	9.80%
Tier 1 capital to average assets (leverage ratio)	8.97%	7.29%	7.98%	8.70%	6.90%	7.90%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company's interest earning assets and all of the Company's interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company's interest rate risk exposure lies at the banking subsidiary level. As a result, all significant interest rate risk management procedures are performed at the banking subsidiary level. The Company's real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

    The fundamental objective of the Company's management of its assets and liabilities is to maximize the Company's economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income that is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages the mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

    The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Company measures interest rate risk utilizing third-party sources that are based on the Call Reports of the individual subsidiary banks' data that is downloaded from the mainframe computer system and management's assumptions. This analysis determines the affect that 100 and 200 basis point changes in the prime rate up or down have on net interest income over a projected twelve-month period. At June 30, 2001, the estimated annualized increase in net interest attributable to a 100 and 200 basis point increase in the prime rate was $215 thousand and $322 thousand, respectively.

Additionally, the estimated annualized decrease in net interest income attributable to a 100 and 200 basis point decrease in the prime rate was $495 thousand and $1.1 million, respectively.

    The following table sets forth as of June 30, 2001, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$10,495				$10,495
Investment securities and other	13,353	$12,654	$11,693	$22,778	60,478
Loans	161,813	33,062	79,389	81,413	355,677

Total earning assets	185,661	45,716	91,082	104,191	426,650
Other assets					53,279

Total assets					$479,929

Interest-bearing liabilities:
Savings	19,946	9,974			$29,920
Interest-bearing transaction accounts	81,749	18,371			100,120
Time deposits	88,590	113,567	11,349	3	213,509
Other borrowings	1,500		750		2,250

Total interest-bearing liabilities	191,785	141,912	12,099	3	345,799
Other liabilities					95,476

Total liabilities					$441,275

Interest rate sensitivity gap	$(6,124)	$(96,196)	$78,983	$104,118	$80,851
Cumulative interest rate sensitivity gap	$(6,124)	$(102,320)	$(23,337)	$80,851	$80,851
Interest rate sensitivity gap to total assets	(1.28)%	(20.04)%	16.46%	21.71%	16.85%
Cumulative interest rate sensitivity Gap to total assets	(1.28)%	(21.32)%	(4.86)%	16.85%	16.85%
Ratio of rate sensitive assets to rate sensitive liabilities	0.97	0.32	7.53	n/a	1.23
Cumulative ratio	0.97	0.69	0.93	1.23	1.23

    The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or "gap", represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to one year area, and turns asset sensitive in the longer term. This can be and is influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at management's option, thus assisting in the further management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend the Company has experienced.

PART II. Other Information

Item 1. Legal proceedings

    The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item #2. Changes in securities and use of proceeds

    N/A

Item #3. Defaults upon Senior Securities

    N/A.

Item #4. Submission of Matters to a vote of Security Holders

    On June 21, 2001 the annual meeting of the shareholders of the Company Bancorp was held for the purpose of voting on the following matters:

    Proposal 1. Approval of the amendment of by laws to decrease the range of the board of directors from 11 to 21 to a range of 8 to 15.

Voted for:	2,309,009
Abstained:	7,881
Against:	18,996

    Proposal  2. Election of directors:

	Voted For	Withheld
Charles W. Bacchi	2,374,743	14,662
Barbara L. Cook	2,378,417	27,197
Lary A. Davis	2,364,123	25,282
William Fisher	2,378,417	10,988
Gary D. Gall	2,361,501	27,904
Howard Jahn	2,378,417	10,988
Alan J. Kleinert	2,365,903	23,502
Thomas Manz	2,352,907	36,498
Harold S. Prescott, Jr.	2,362,208	10,988
Osvaldo I. Scariot	2,364,698	24,707
Richard C. Seeba	2,378,417	10,988

    Proposal 3. Approval of amendment to the 1997 and 1999 stock option plans to extend the time to exercise certain stock options to retiring directors from 90 days to 3 years. Total shares covered 9,551.

Voted for:	1,941,084
Abstained:	141,912
Against:	252,891

Item #5. Other Information

    N/A.

Item #6A. Exhibits

    N/A

Item #6B. Reports on Form 8-K

    No report on form 8-K were filed during the two quarters of 2001.

SIGNATURES

    Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)
Date: August 14, 2001
/s/ GARY D. GAIL Gary D. Gail President/Chief Executive Officer

/s/ DAVID A. MERCK David A. Merck Chief Financial Officer

QuickLinks

WESTERN SIERRA BANCORP & SUBSIDIARIES Index to Form 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
  Western Sierra Bancorp and Subsidiaries Consolidated Balance Sheet (Unaudited)
  Western Sierra Bancorp and Subsidiaries Consolidated Statements of Income (Unaudited)
  Western Sierra Bancorp and Subsidiaries Consolidated Statement of Cash Flows (Unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. Other Information
  Item 1. Legal proceedings
  Item #2. Changes in securities and use of proceeds
  Item #3. Defaults upon Senior Securities
  Item #4. Submission of Matters to a vote of Security Holders
  Item #5. Other Information
  Item #6A. Exhibits
  Item #6B. Reports on Form 8-K
SIGNATURES