Form 10-Q
period 2001-09-30
WESTERN SIERRA BANCORP
filed 2001-11-13
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

Common Stock, no par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 22, 2001 there were 3,354,824 shares outstanding of the Registrant's common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Western Sierra Bancorp and Subsidiaries Consolidated Balance Sheet (Unaudited)

(Dollars in Thousands)	September 30, 2001	December 31, 2000
Assets:
Cash and due from banks	$23,142	$24,382
Federal funds sold	39,590	27,570

Cash and cash equivalents	62,732	51,952

Interest-bearing deposits in banks	396	495
Loans held for sale	4,428	3,349
Investment securities:
Trading	15	15
Available-for-sale (amortized cost $50,893 in 2001and $59,712 in 2000)	51,192	59,166
Held-to-maturity (market value of $7,872 in 2001 and $11,600 in 2000)	7,719	11,604

Total investment securities	58,926	70,785

Portfolio loans and leases:
Real estate—mortgage	226,221	217,095
Real estate—construction	73,400	59,106
Commercial	57,174	38,854
Agricultural	12,583	5,025
Installment	4,631	6,051
Lease financing	3,542	3,982

Total gross loans and leases	377,551	330,113

Deferred loan and lease fees, net	(1,079)	(862)
Allowance for loan and lease losses	(4,938)	(4,395)

Net loans and leases	371,534	324,856

Premises and equipment	12,018	11,678
Other assets	12,087	11,488

Total assets	$522,121	$474,603

Liabilities:
Non-interest bearing	$107,148	$81,281
Interest bearing:
NOW, money market and savings	150,740	126,335
Time, $100 thousand or more	87,005	86,363
Other time	126,282	139,792

Total deposits	471,175	433,771
Borrowed funds	2,400	1,150
Other liabilities	3,529	3,545

Total liabilities	477,104	438,466

Guaranteed preferred beneficial interests in Western Sierra's junior
Subordinated debentures (Note 5)	6,000
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued	—	—
Common stock—no par value; 10,000,000 shares authorized; issued 3,375,324 shares in 2001 and 3,448,782 in 2000	18,943	20,553
Retained earnings	20,282	16,415
Unearned ESOP shares	(400)	(500)
Accumulated other comprehensive income (loss)	192	(331)

Total shareholders' equity	39,017	36,137

Total liabilities and shareholders' equity	$522,121	$474,603

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Interest Income:
Interest and fees on loans	$7,730	$6,910	$22,991	$20,389
Interest on investment securities:
Taxable	604	1,340	2,239	2,727
Exempt from federal taxes	266	228	740	645
Interest on Federal funds sold	324	358	1,043	1,178

Total interest income	8,924	8,836	27,013	24,939

Interest expense:
Interest on deposits	3,185	3,723	10,896	10,181
Interest on borrowed funds	94	65	143	359

Total interest expense	3,279	3,788	11,039	10,540

Net interest income	5,645	5,048	15,974	14,399
Provision for loan and lease losses	290	140	625	480

Net interest income after provision for loan and lease losses	5,355	4,908	15,349	13,919

Non-interest income:
Service charges and fees	519	546	1,406	1,364
Net gain (loss) on sale and packaging of residential mortgage and government-guaranteed commercial loans	709	358	1,857	751
Gain (loss) on sale of investment securities, net	11	23	147	(43)
Other income	192	108	557	501

Total non-interest income	1,431	1,035	3,967	2,573

Other expenses:
Salaries and benefits	2,577	1,949	7,172	5,941
Occupancy and equipment	936	867	1,737	1,657
Data Processing	280	220	794	622
Merger and acquisition expenses	0	0	0	899
Other expenses	775	872	3,508	3,089

Total other expenses	4,568	3,908	13,211	12,208

Income before income taxes	2,218	2,035	6,105	4,284
Income taxes	800	729	2,238	1,459

Net income	$1,418	$1,306	$3,867	$2,825

Basic earnings per share	$.42	$.36	$1.12	$.79

Diluted earnings per share	$.41	$.36	$1.10	$.77

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
(Dollars in thousands)	Sept. 30, 2001	Sept.30, 2000
Cash flows from operating activities:
Net income	$3,867	$2,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	625	480
Depreciation and amortization	1,079	1,152
Provision for loss on other real estate		19
Decrease in trading securities		(81)
Loss on sale of other real estate		58
Amortization of investment security premiums, net of accretion	57	31
(Gain) Loss from sale of securities	(147)	43
Increase in loans held for sale	(1,079)	(2,455)
Deferred loan and lease origination fees, net	217	(1)
Increase in other assets	(949)	(1,658)
Increase in other liabilities	(15)	362

Net cash provided by operating activities	3,655	775

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	99	198
Proceeds from the sale and call of available-for-sale investment securities	21,526	2,800
Proceeds from the maturity of available-for-sale investment securities	1,590	130
Proceeds from the call of held-to-maturity investment securities	1,365
Proceeds from the maturity of held-to-maturity investment securities	189	150
Proceeds from the principal payments on available-for-sale mortgage-backed and SBA securities	2,378	3,499
Proceeds from principal payments on held-to-maturity mortgage-backed securities	2,281	2,194
Purchase of available-for-sale investment securities	(16,551)	(13,238)
Net increase in loans and leases	(47,520)	(29,550)
Purchases of premises and equipment	(1,376)	(2,208)
Proceeds from sale of other real estate		637

Net cash used in investing activities	(36,019)	(35,388)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	50,272	37,660
Net (decrease) increase in time deposits	(12,868)	30,376
Net increase in Trust preferred	6,000
Net increase (decrease) in short-term borrowings	1,250	(13,400)
Allocation of (Purchase) of unearned ESOP shares	100	(200)
Repurchase of common stock	(2,077)	(401)
Proceeds from exercised stock options	467	369
Cash dividends paid	—	(164)
Payment for fractional shares		(5)

Net cash provided by financing activities	43,144	54,235

Net increase in cash and cash equivalents	10,780	19,622
Cash and cash equivalents at beginning of year	51,952	27,075

Cash and cash equivalents at end of period	$62,732	$46,697

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

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and Lake Community Bank (LCB). All significant inter-company balances and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain amounts in the consolidated financial statements for the year ended December 31, 2000 have been reclassified to conform to the presentation of the consolidated financial statements in 2001.

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Basic EPS Computation:
Numerator—net income	$1,418	$1,306	$3,867	$2,825
Denominator—weighted average number of shares outstanding	3,409,759	3,592,222	3,445,821	3,577,676

Basic earnings per share	$.42	$.36	$1.12	$.79

Diluted EPS Computation:
Numerator net income	$1,418	$1,306	$3,867	$2,825
Denominator—Weighted average number of shares outstanding	3,409,759	3,592,222	3,445,821	3,577,676
Effect of dilutive stock options	68,654	76,202	76,980	101,609

	3,478,413	3,668,424	3,522,801	3,679,285

Diluted earnings per share	$.41	$.36	$1.10	$.77

3.  Stock Repurchase Plan

    On June 21, 2001, the Company announced that its Board of Directors approved a plan to repurchase up to 5% (or 160,000 shares) of the Company's common stock. During the third quarter of 2001, the Company repurchased 111,500 shares at an average price of $14.95 per share. Year to date purchases total 140,000 shares at an average price of $14.83 per share. The repurchase is in contemplation of reissuing such shares as part of the banks normal declaration of annual stock dividends.

4.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations, which are to be accounted for using a single method—the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has no transactions that meet this criteria.

    In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Because goodwill will no longer be amortized. The reported amounts of goodwill will not decrease at the same time and in the same manner as under previous standards. The provisions of this Statement are required to be applied starting with the years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement.

    In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

    Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the on going operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In management's opinion, the adoption of this statement will not have a material impact on the Company's current financial position or results of operations.

5.  Trust Preferred

    On July 10, 2001, Western Sierra Bancorp (Bancorp) formed a wholly owned Connecticut statutory business trust, Western Sierra Statutory Trust I (Western Trust I) as amended and restated on July 31, 2001. On July 31, 2001 Bancorp issued to Western Trust I Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031 (Debentures) in the aggregate principal amount of $6,000,000. These debentures qualify as Tier I capital under Federal Reserve Board guidelines. In exchange for these debentures Western Trust I paid Bancorp $6,000,000. Western Trust I funded its purchase of the debentures by issuing $6,000,000 in floating rate capital securities (capital securities), which were then pooled and sold. Western Trust I secured capital securities with the Debentures issued by Bancorp. The Debentures are the only asset of Western Trust I. The interest rate on both instruments is the same and is computed on actual days divided by 360 times the rate. The rate is the three-month LIBOR (London Interbank Offered Rate) plus 3.58% not to exceed 12.5% adjustable quarterly. The proceeds from the issuance of the Debentures were used to retire short term debt and the related accrued interest ($3,522,000), repurchase stock ($2,076,000) (see note 3), and to partially fund the construction of the new corporate headquarters ($122,000).

    The Debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. Bancorp has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by Western Trust I, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Western Trust I.

    The capital securities are mandatorily redeemable upon maturity of the Debentures on July 31, 2031, or upon earlier redemption as provided in the indenture.

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
  •
  Changes in the securities markets.
  •
  California power crisis.
  •
  The terrorist attacks on September 11, 2001

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

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to September 30, 2001. Also discussed are significant trends and changes in the Company's results of operations for the three months and nine months ended September 30, 2001, compared to the same periods in 2000. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

General

    Western Sierra Bancorp (the "Company") was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders. In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. In addition, these mergers were accounted for as a pooling of interests and accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was merged into Western Sierra National Bank. Also in May of 2000, Roseville 1stNational Bank was merged into Western Sierra National Bank. In October of 2000, Western Sierra National Bank purchased the deposits and certain other assets and liabilities of the Columbia branch of Pacific State Bank. The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 3350 Country Club Drive, Suite 202, Cameron Park, California 95682.

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

    Employees.  At September 30, 2001, the Company and its subsidiaries employed 193 persons on a full-time equivalent basis, down from 207 in the prior quarter. The Company believes its employee relations are excellent.

Financial Condition

    The Company has grown from $474.6 million at December 31, 2000 to $522.1 million at September 30, 2001, an increase of $47.5 million. Since the first of the year, total gross loans and leases have increased by $47.4 million and cash and cash equivalents has increased by $10.8 million. This loan growth and growth in cash and cash equivalents was mostly funded by an increase in deposits $37.4 million and a decrease in investments of $11.9 million.

Results of Operations

    The Company reported net income of $1.4 million for the three months ended September 30, 2001 (or $0.41 per share, diluted) compared to $1.3 million (or $0.36 per share, diluted) for the same period in 2000. The quarterly earnings represent a $112,000 (or 8.57%) increase over the same period in 2000. The Company reported net income of $3.9 million for the nine months ended September 30, 2001 (or $1.10 per share, diluted) compared to $2.8 million (or $0.77 per share, diluted) for the same period in 2000, an increase of $1,042,000 (or 36.9%).

    Factors contributing to the increase in operating results during the third quarter of 2001 and nine months ended September 30, 2001 as compared to the third quarter of 2000 and nine months ended September 30, 2000 include:

  •
  An increase in net interest income of $597,000 over the same quarter in the previous year and by $1,575,000 year-to-date over the same period in the previous year. The net increase in both periods is due to an overall increase in average earning assets and a shift to higher yielding assets (primarily loans) from lower yielding assets (primarily securities). Additionally, there was a transition from higher paying liabilities (primarily certificates of deposit) to lower paying or non-interest paying liabilities (primarily savings and demand deposit accounts).

  •
  An increase in the gain on sale and packaging of residential mortgage loans of $351,000 and $1,106,000 over the third quarter and year-to-date totals in the previous years. These increases are primarily due to the decreasing interest rate environment causing individuals to seek refinancing opportunities. Additionally, the Mortgage Department launched an aggressive marketing campaign during 2001.

  •
  Gain on sale of securities of $147,000, a loss of $43,000 in the prior year for a net increase of $190,000.

    These increases in income were offset by an increase in salaries and benefits of $628,000 for the third quarter of 2001 and an increase of $1.2 million year-to-date. For the third quarter and nine months ended September 30, 2001, occupancy and equipment expense increased by $69,000 and $80,000, respectively. These increases are attributable to internal growth. The Company had incurred a one-time accrual of $138,000 for a new retirement benefits program for directors during the second quarter of 2001. In addition, the Company did not incur merger costs in the nine months ended September 30, 2001 as compared to $899,000 in the prior year. There were no merger costs in the third quarter of either year.

Net Interest Income (Tax Equivalent Yield Basis)

    Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. For the three months ended September 30, 2001, interest income on a tax equivalent basis increased by $107,000 (or 1.20%) over the same period in 2000. Interest expense on deposit accounts and borrowings decreased $509,000 (or 13.43%) over the same three-month period in 2000. Average earning assets yielded 7.87% versus 9.16% a year ago, partly offset by a decrease in cost of funds where the average cost of funds decreased to 3.60% from 4.76% a year ago. Net interest margin decreased 25 basis points to 5.01% from 5.26% for the same period a year ago. The moderate decrease in net interest margin is attributed to a decreasing interest rate environment as a result of actions taken by the Federal Reserve Board during 2001 and the fact that a significant portion of the Company's investments are tied to the long-term treasury yield curve which has not decreased at the rate of the short-term yield curve.

    For the nine months ended September 30, 2001, interest income increased $2.1 million (8.38%) over the same period in 2000. Interest expense on deposit accounts and borrowings increased $499,000 (4.73%) over the same nine-month period in 2000. Net interest margin decreased 21 basis points to 4.88% from 5.09% for the same period a year ago. The moderate net interest margin decrease is attributed to a decreasing rate environment, average earning assets yielding 8.20% versus 8.76% a year ago, partially offset by a decreased cost of funding where the average cost of funding has decreased to 4.14% from 4.48% a year ago. This decrease in the cost of funds is due primarily to the easing of short term interest rates by the Federal Reserve Bank.

    The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have been adjusted to a tax-equivalent yield basis, based on a 40% average tax rate (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	September 30, 2001			September 30, 2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$362,691	$7,730	8.53%	$296,410	$6,910	9.32%
Tax exempt securities	21,585	373	6.90%	17,482	319	7.30%
Taxable securities	34,414	576	6.69%	52,622	1,305	9.92%
Federal funds sold	37,150	323	3.48%	21,415	358	6.69%
Interest bearing deposits	1,129	13	4.61%	673	9	5.36%
Other securities	2,252	16	2.84%	1,648	23	5.60%

Total average earning assets	459,221	9,031	7.87%	390,250	8,924	9.16%

Average non-interest bearing assets	47,433			44,192
Allowance for loan and lease losses	(4,781)			(3,958)

Average total assets	$501,873			$430,484

Interest bearing liabilities:
Interest bearing demand and savings Deposits	$143,147	591	1.65%	$124,911	804	2.57%
Deposits
Time deposits	216,336	2,594	4.80%	189,912	2,919	6.15%
Borrowings	4,625	94	8.13%	3,243	65	8.02%

Total average interest-bearing liabilities	364,108	3,279	3.60%	318,066	3,788	4.76%

Other liabilities	99,514			80,984
Shareholders equity	38,251			31,434

Average total liabilities and shareholders' equity	$501,873			$430,484

Net interest income and net interest margin		$5,752	5.01%		$5,136	5.26%

	Nine Months Ended
	September 30, 2001			September 30, 2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$348,271	$22,991	8.80%	$288,409	$20,389	9.43%
Tax exempt securities	20,090	1,036	6.88%	16,860	902	7.13%
Taxable securities	43,041	2,161	6.69%	51,281	2,622	6.82%
Federal funds sold	30,758	1,043	4.52%	24,972	1,178	6.29%
Interest bearing deposits	859	33	5.12%	703	46	8.72%
Other securities	1,240	45	4.84%	1,404	59	5.60%

Total average earning assets	444,259	27,309	8.20%	383,629	25,196	8.76%

Average non-interest bearing assets	45,865			41,681
Allowance for loan and lease losses	(4,617)			(3,904)

Average total assets	$485,507			$421,406

Interest bearing liabilities:
Interest bearing demand and savings Deposits	$132,544	1,888	1.90%	$114,695	2,209	2.57%
Deposits
Time deposits	220,810	9,008	5.44%	191,158	7,972	5.56%
Borrowings	2,368	143	8.05%	7,451	359	6.40%

Total average interest-bearing liabilities	355,722	11,039	4.14%	313,304	10,540	4.48%

Other liabilities	92,903			77,898
Shareholder's equity	36,882			30,204

Average total liabilities and shareholders' equity	$485,507			$421,406

Net interest income and net interest margin		$16,270	4.88%		$14,656	5.09%

    The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2001 over 2000
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$1,413	$(593)	$820
Investment securities, tax exempt	71	(17)	54
Investment securities	(305)	(424)	(729)
Federal funds sold	137	(172)	(35)
Interest bearing deposits	5	(1)	4
Equity investments	4	(11)	(7)

Total net increase (decreases)	1,325	(1,218)	107

Increase (decrease) in interest expense:
Interest bearing accounts	75	(288)	(213)
Time deposits	317	(642)	(325)
Borrowings	28	1	29

Total net increase (decrease)	420	(929)	(509)

Net increase (decrease)	$905	$(289)	$616

	Nine Months Ended September 30, 2001 over 2000
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$3,952	$(1,350)	$2,602
Investment securities, tax exempt	167	(33)	134
Investment securities	(414)	(47)	(461)
Federal funds sold	196	(331)	(135)
Interest bearing deposits	6	(19)	(13)
Equity investments	(6)	(8)	(14)

Total net increase (decrease)	3,901	(1,788)	2,113

Increase (decrease) in Interest expense:
Interest bearing accounts	254	(575)	(321)
Time deposits	1,210	(174)	1,036
Borrowings	(636)	420	(216)

Total net increase	828	(329)	499

Net increase (decrease)	$3,073	$(1,459)	$1,614

Noninterest Income

    The Company's noninterest income primarily consists of service charges on deposit accounts and other service fees, mortgage loan origination and processing fees and net gains on the sale of investment securities. For the three months ended September 30, 2001, noninterest income increased $396,000 (or 38%) over the same period in 2000. In addition, income from mortgage loan origination and packaging fees increased $351,000 (or 98%) over the same period in the prior year. The reasons for the increases are threefold:

  1.
  Increase in number of refinances due to a decrease in interest rates.
  2.
  Increase in market share due to expansion of loan staff and increased marketing effort.
  3.
  Expansion of mortgage product line.

    For the nine months ended September 30, 2001, noninterest income increased $1.4 million (or 54%) over the same period in 2000. The increase was due to loan origination and packaging fees and gains on the sale of securities as discussed previously.

Noninterest Expense

    Noninterest consists of salaries and related employee benefits, occupancy and equipment, data processing fees, professional fees, directors' fees, merger and acquisition costs and other operating expenses. For the three months ended September 30, 2001, noninterest expense increased $660,000 (16.9%) over the same period in 2000. For the nine months ended September 30, 2001, noninterest expense increased $1.0 million (8.2%) over the same period in 2000.

    Salary and benefits increased $628,000 (32.2%) over the same three-month period last year. This increase was due primarily to the integration of the former Sentinel employees into the Company's bonus program, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs. These expenses for the nine month period ended September 30, 2001 increased $1.2 million (20.7%) over the same period in the prior year for similar reasons.

Income Taxes

    The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Nine Months Ended		Three Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Tax provision	$800	$729	$2,238	$1,459
Effective tax rate	36.1%	35.8%	36.7%	34.1%

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

    The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	September 30, 2001	% Of Total	December 31, 2000	% Of Total
Commercial	$57,174	15. 19%	$38,854	11.80%
Real estate — mortgage	226,221	60.09%	217,095	65.94%
Real estate — construction	73,400	19.50%	59,106	17.95%
Agricultural	12,583	3.34%	5,025	1.53%
Lease financing	3,542	0.94%	3,982	1.20%
Installment and other	4,631	1.23%	6,051	1.84%
Deferred loan fees and costs, net	(1,079)	(0.29)%	(862)	(0.26)

Total	376,472	100.00%	329,251	100.00%

Less allowance for loan and lease losses	(4,938)		(4,395)

Total net loans and leases	$371,534		$324,856

    The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated (dollars in thousands):

	September 30, 2001	December 31, 2000
Non-performing assets:
Nonaccrual loans	$3,570	$1,121
90 days and still accruing

Total non-performing assets	$3,570	$1,121

Other Real Estate Owned	$—	$—

    The Company's nonaccrual loans decreased from $1.2 million to $933,000 in the first three months of 2001, but increased from $933 thousand to $3.7 million during the second quarter of 2001 and decreased from $3.7 million to 3.6 million in the third quarter of 2001. In October one nonaccrual loan for $1.2 million was paid in full and another loan for $981,000 resumed payments.

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

    The ALLL is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan and lease losses. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is also uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan and lease losses in future periods.

    The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

    The adequacy of the ALLL calculation is based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves are assigned to individual loans currently on the Company's Problem Loan Reports. These are estimated potential losses associated with specific borrowers based upon collateral value and event(s) causing the risk rating. Thirdly, the Company maintains an unallocated reserve for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

    Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

    The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Beginning balance for allowance for loan and lease losses	$4,695	$4,002	$4,395	$3,794
Provision for loan and lease losses	290	140	625	480
Charge offs:
Commercial	(54)		(134)	(71)
Real estate	0		(2)	(82)
Other	(8)		(19)	(37)

Total charge offs	(62)	0	(155)	(190)

Recoveries:
Commercial	10	0	61	24
Real estate	0	9	0	28
Other	5	2	12	17

Total recoveries	15	11	73	69

Net charge offs	(47)	11	(82)	(121)

Ending balance	$4,938	$4,153	$4,938	$4,153

ALLL to total loans	1.31%	1.33%	1.31%	1.33%
Annualized net charge offs to average loans	0.05%	0.01%	0.03%	0.06%

Investment Portfolio

    Total investment securities decreased $11.9 million in the first nine months of 2001 or 16.8%. The decrease was primarily due to prepayment of loans underlying the mortgage-backed securities as a result of the decrease in rates. The decrease in investments was used to partially fund the $47.4 million increase in the loan and lease portfolio.

Liquidity

    A Funds Management Policy has been developed by the Company's management and approved by the Company's Board of Directors which establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. Liquidity of the Company at September 30, 2001 was 20.4% and December 31, 2000 was 19.8%, based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. The Company's management believes it maintains adequate liquidity levels.

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

    The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.

    The following table sets forth the Company's and its banking subsidiaries/capital ratios as of the dates indicated.

	September 30, 2001			December 31, 2000
Capital ratios	Lake Community Bank	Western Sierra National Bank	Consolidated	Lake Community Bank	Western Sierra National Bank	Consolidated
Total risk-based capital to risk-weighted assets	11.33%	10.71%	12.04%	10.90%	10.30%	11.00%
Tier 1 capital to risk-weighted assets	10.08%	9.59%	10.85%	9.70%	9.20%	9.80%
Tier 1 capital to average assets (leverage ratio)	9.39%	7.92%	9.23%	8.70%	6.90%	7.90%

    Much of the increase in the capital ratios is due to the new trust preferred debentures (see note 5) totaling $6 million. This increase was partially offset by a repurchase of common stock of $2 million (see note 3). The common stock repurchase was mitigated by an exercise of options for $467,000. The balance of changes were due to normal operations.

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

    N/A

Item 3. Defaults upon Senior Securities

    N/A.

Item 4. Submission of Matters to a vote of Security Holders

Item 5. Other Information

    N/A.

Item 6A. Exhibits

    N/A

Item 6B. Reports on Form 8-K

    No report on form 8-K were filed during the first three quarters of 2001.

SIGNATURES

    Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)
Date: November 13, 2001
/s/ GARY D. GALL Gary D. Gall President/Chief Executive Officer
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