Form 10-K
period 2001-12-31
WESTERN SIERRA BANCORP
filed 2002-04-01
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

Commission file number: 0-19231

WESTERN SIERRA BANCORP
(Exact name of Registrant as specified in its charter)

California	68-0390121
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4080 Plaza Goldorado Circle, Cameron Park, CA	95682
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (530) 677-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        The aggregate market value of the Registrant's common stock held by non-affiliates on March 26, 2001 (based on the closing sale price of the Common Stock) was $66,220,595.

        As of March 26, 2002 there were 3,528,739 shares outstanding of the Registrant's common stock.

Forward-Looking Information

        This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Exchange Act of 1934. These forward-looking statements (which involve the Western Sierra Bancorp's (Western Sierra) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Competitive pressure in the banking industry and changes in the regulatory environment

  •
  Changes in the interest rate environment and volatility of rate sensitive deposits

  •
  Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans

  •
  Credit quality deterioration which could cause an increase in the provision for loan losses

  •
  Changes in the securities markets

  •
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

Documents Incorporated by Reference

        Portions of Western Sierra's Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A are incorporated by reference in Part III, Items 10-13.

PART I

Item 1. Description of Business

        General.    Western Sierra Bancorp was incorporated under the laws of the State of California on July 11, 1996. Western Sierra was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of Western Sierra common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders. In April 1999, Western Sierra acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, Western Sierra acquired Sentinel Community Bank in a stock for stock exchange. In addition, these mergers were accounted for as a pooling of interest and accordingly, all prior period financial statements have been restated to reflect the combined operations of Western Sierra, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was merged into Western Sierra National Bank. Also in May of 2000, Roseville 1st National Bank was merged into Western Sierra National Bank. In October of 2000, Western Sierra National Bank purchased the deposits and certain other assets and liabilities of the Columbia branch of Pacific State Bank. Western Sierra formed two nonbank subsidiaries for the sole purpose of issuing trust preferred securities, one in July 2001 and the other in December 2001. These two subsidiaries are discussed in the section titled "Trust Preferred Securities." Western Sierra is a registered bank holding company under the Bank Holding Company Act. Western Sierra conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, Ca. 95682.

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

        On November 15, 2001 Western Sierra entered into a merger agreement with Central California Bank, (Central), of Sonora, Ca. Under the merger agreement's terms each share of Central common stock issued and outstanding will be converted into the right to receive Western Sierra common stock, cash, or a combination of both. The transaction is expected to close on April 1, 2002.

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

        Employees.    At December 31, 2001, Western Sierra and its subsidiaries employed 188 persons on a full-time equivalent basis. Western Sierra believes its employee relations are excellent.

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

        Other.    The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA Patriot Act places particular focus on account relationships between banks and accounts maintained for foreign persons and financial institutions and gives the Secretary of the Treasury significant new authority to detect and combat financial crime. Western Sierra may incur additional compliance costs or be required to expend additional funds; the extent of these expenditures is unknown at this time. It is the intent of Western Sierra to be in total compliance with this new law.

        Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the FDIC and the DFI may affect the business of the Western Sierra. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business or Western Sierra.

        Recent Accounting Pronouncements.    In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS 125 which was issued in June 1996. The original statement addresses issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement has had a significant impact on its financial statements.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This statement addresses the financial accounting and reporting for business combinations, which are to be accounted for using a single method, the purchase method. In addition, this statement requires that intangible assets be recognized as assets apart from good will if they meet one of the two criteria, the contractual-legal criterion or the separability criterion. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later

        In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. This Statement addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Because goodwill will no longer be amortized, the reported amounts of goodwill will not decrease in the same time and in the same manner as under previous standards. The provisions of this Statement are required to be applied starting with the years beginning after December 15, 2001. However goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement.

        Western Sierra accounted for the acquisitions of Roseville First National Bank, Lake Community Bank and Sentinel Community as pooling of interests. The proposed acquisition of Central California Bank will be treated in accordance with the abovementioned SFAS 142 and 143.

        In October 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. The accounting model for long lived assets to be disposed of by sale applies to all long lived assets including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

        Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. In management's opinion, the adoption of this statement will not have a material impact on the Company's current financial position or results of operations.

Trust Preferred Securities

        On July 10, 2001, Western Sierra Bancorp (Bancorp) formed a wholly owned Connecticut statutory business trust, Western Sierra Statutory Trust I (Western Trust I) as amended and restated on July 31, 2001. On July 31, 2001 Bancorp issued to Western Trust I Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031 (Debentures) in the aggregate principal amount of $6,000,000. These debentures qualify as Tier I capital under Federal Reserve Board guidelines. In exchange for these debentures Western Trust I paid Bancorp $6,000,000. Western Trust I funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (capital securities), which were then pooled and sold. Western Trust I secured capital securities with Debentures issued by Bancorp. The Debentures are the only asset of Western Trust I. The interest rate on both instruments is the same and is computed on actual days divided by 360 times the rate. The rate is the three month LIBOR (London Interbank Offered Rate) plus 3.58% not to exceed 12.5% adjustable quarterly. The proceeds from the Debentures were used to retire short-term debt and the related accrued interest ($3,522,000) repurchase stock ($2,076,000) (see note 3) and to partially fund the construction of new corporate headquarters ($122,000).

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

        On December 18, 2001, Western Sierra Bancorp (Bancorp) formed a wholly owned Connecticut statutory business trust, Western Sierra Statutory Trust II (Western Trust II). On December 18, 2001 Bancorp issued to Western Trust II Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031 (Debentures) in the aggregate principal amount of $10,000,000. These debentures qualify as Tier I capital, subject to limitations, under Federal Reserve Board guidelines. In exchange for these debentures Western Trust II paid Bancorp $10,000,000. Western Trust II funded its purchase of debentures by issuing $10,000,000 in floating rate capital securities (capital securities), which were then pooled and sold. Western Trust II secured capital securities with Debentures issued by Bancorp. The Debentures are the only asset of Western Trust II. The interest rate on both instruments is the same and is computed on actual days divided by 360 times the rate. The rate is the three month LIBOR (London Interbank Offered Rate) plus 3.60% not to exceed 12.5% adjustable quarterly. The proceeds from the Debentures were used to retire short-term debt and the related accrued interest ($2,113,000), to partially fund the construction of new corporate headquarters ($1,379,000) with the balance temporarily invested and available for corporate purposes.

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

        The capital securities are mandatorily redeemable upon maturity of the Debentures on December 18, 2031, or upon earlier redemption as provided in the indenture.

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

Item 2. Properties

        Western Sierra owns six depository branches and leases twelve other locations used in the normal course of business located throughout Western Sierra's service areas. There are no contingent rental payments and Western Sierra has two sublease arrangements. Total rental expenses under all leases, including premises, totaled $453,000, $381,000 and $361,000, in 2001, 2000 and 1999 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2002 and the last such lease expiring during 2007. Western Sierra maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

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

PART II

Item 5. Market Price & Dividends

        Western Sierra common stock is publicly traded on the NASDAQ National Market under the symbol "WSBA". As of December 31, 2001, there were 1,506 shareholders of record of Western Sierra's common stock.

        Western Sierra's common stock began trading on the NASDAQ National Market Exchange (NASDAQ) under the symbol "WSBA" July 29, 1999. Prior to that date, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol "WESA". The following table shows the high and low prices for the common stock, for each quarter as reported by NASDAQ. The prices have been adjusted to reflect the stock dividends issued in 2001 and 2000.

Western Sierra Bancorp
Common Stock Prices

	Qtr 1 2001	Qtr 2 2001	Qtr 3 2001	Qtr 4 2001	Qtr 1 2000	Qtr 2 2000	Qtr 3 2000	Qtr 4 2000
High	$14.29	$14.28	$14.67	$16.25	$12.30	$11.02	$10.37	$11.01
Low	9.52	12.14	13.33	12.38	9.07	8.64	8.42	9.41
Volume	233,899	305,107	533,391	433,505	272,184	151,144	198,458	264,811

        Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2001, the subsidiaries had $11,842,000 in retained earnings available for dividend payments to Western Sierra.

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

        Prior to the merger with Western Sierra, Sentinel Community Bank paid a $.32 per share cash dividend to shareholders of record as of 12/31/99. The dividend was paid on Jan 6, 2000 and totaled $483,529.

Item 6. Selected Financial Data

Summary of Consolidated Financial Data and Performance Ratios

	At or for the Year ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Statements of Operations:
Interest income	$35,780	$34,048	$28,508	$26,854	$24,518
Interest expense	13,752	14,595	10,858	10,994	9,857

Net interest income	22,028	19,453	17,650	15,860	14,661

Provision for loan losses	925	380	920	1,011	1,243
Non-interest income	5,447	3,745	3,580	4,284	3,484
Non-interest expense	17,876	16,602	15,401	16,556	14,347

Income before income taxes	8,674	6,216	4,909	2,577	2,555
Provision for income taxes	3,238	2,332	1,601	875	924

Net income	$5,436	$3,884	$3,308	$1,702	$1,631

Financial Ratios:
For the year:
Return on average assets	1.10%	0.91%	0.87%	0.49%	0.55%
Return on average equity	14.47	12.18	11.71	6.13	6.44
Net interest margin	4.87	4.98	5.10	5.06	5.70
Efficiency ratio	65.06	71.57	72.54	82.19	79.09
At December 31:
Average equity to average assets	7.62%	7.51%	7.44%	8.01%	8.20%
Total capital to risk-adjusted assets	14.23%	11.00%	12.40%	12.80%	12.80%
Allowance for loan and lease losses to loans	1.31%	1.33%	1.38%	1.39%	1.53%
Loans to deposits	86.58%	75.90%	79.94%	62.72%	67.47%
Non-performing assets to capital	0.08%	0.03%	0.04%	.013%	0.21%
Balance Sheet:
Total assets	$510,622	$474,603	$391,883	$382,503	$321,738
Total loans	$388,434	$329,251	$274,356	$215,410	$198,310
Allowance for loan and lease losses	$5,097	$4,395	$3,794	$2,988	$3,014
Total deposits	$448,631	$433,771	$343,184	$343,442	$292,454
Shareholders' equity	$39,911	$36,137	$30,915	$29,307	$26,386
Share Data:
Common Shares Outstanding (in thousands)	3,527	3,621	3,419	3,198	3036
Book Value Per Share	$11.32	$9.98	$9.04	$9.16	$8.69
Basic Earnings Per Share	$1.51	$1.08	$0.93	$0.50	$0.47
Diluted Earnings Per Share	$1.47	$1.06	$0.90	$0.48	$0.46
Cash Dividends Per Share	$0.00	$0.05	$0.05	$0.10	$0.12

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

        Western Sierra remains committed to its shareholders and will continue its efforts in 2002 to increase shareholder value. During 1999, the Company became a member of NASDAQ and began trading on the NASDAQ exchange. As a result, there has been increased liquidity in the Company's stock. It is the opinion of Management that the increase in trading volume and market price of the company's stock is a direct reflection of its positive performance in a market that is awash with bad news.

        The following discussion is designed to provide a better understanding of significant trends related to Western Sierra's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to Western Sierra's financial condition, changes in financial condition and results of operations as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The consolidated financial statements of Western Sierra include the financial position and results of operations of Roseville 1st Community Bancorp, Lake Community Bank and Sentinel Community Bank both before and after their respective mergers with Western Sierra as a result of applying the pooling-of-interests method of accounting for each transaction. The discussion should be read in conjunction with Western Sierra's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

FINANCIAL CONDITION

2001 Compared to 2000

        The Company experienced another year of growth and expansion in 2001. Total assets at December 31, 2001 were $510.6 million, an increase of $36.0 million, or 7.6%, over total assets of $474.6 million at December 31, 2000. Loans were $388.4 million, an increase of $59.2 million or 18.0%, over total loans of $329.3 million at December 31, 2000. Loan growth was the result of continued marketing efforts, strong demand in our market area (in contrast to the relative weak market in the Nation as a whole) and the increased lending opportunities and additional market areas resulting from the mergers of Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. In addition Western Sierra occasionally purchased pools of loans in order to further diversify the portfolio and maximize profitability.

        Total deposits at December 31, 2001 were $448.6 million, an increase of $14.8 million, or 3.4%, over total deposits of $433.8 million at December 31, 2000. Most of the deposit growth occurred in non-interest bearing deposits, an increase of 23.0% to $100.0 million at December 31, 2001. NOW accounts increased 10.2% to $58.2 million at December 31, 2001 and time deposits decreased 8.8% to $202.8 million at December 31, 2001. It is the opinion of management that the relatively low current market rate has discouraged investment in time deposits. The majority of Western Sierra's deposits remain local core deposits. Lake Community Bank does occasionally fund its loan growth with non-local certificates of deposit.

        Total shareholders' equity at December 31, 2001 was $39.9 million, an increase of $3.8 million over total shareholders' equity of $36.1 million at December 31, 2000. The increase in equity is due to an increase in retained earnings of $3.2 million for the twelve months ended December 31, 2001 and the exercise of stock options by employees and directors, which was partially offset by the repurchase of 163,000 shares of Western Sierra common stock during 2001. Please see the Consolidated Statement of Changes in Shareholders' Equity in the audited financial statements for a detailed analysis of these changes.

2000 Compared to 1999

        The total assets at December 31, 2000 were $474.6 million, an increase of $82.7 million or 21.1% over total assets of $391.9 million at December 31, 1999. Loans were $329.3 million, an increase of $54.9 million or 20.0% over total loans of $274.4 million at December 31, 1999.

        Total deposits at December 31, 2000 were $433.8 million, over total deposits of $343.2 million at December 31, 1999, an increase of 26.4% or $90.6 million. Most of the deposit growth occurred in time deposits of $100,000 or more, an increase of 59.0% to $86.4 million at December 31,2000. NOW accounts increased 26% to $52.8 million at December 31, 2000 and other time deposits increased 28.0% to $139.8 million at December 31, 2000. The majority of Western Sierra's deposits remain local core deposits. Lake Community Bank does occasionally fund its loan growth with non-local certificates of deposit.

        Total shareholders' equity at December 31, 2000 was $36.1 million, an increase of $5.2 million over total shareholders' equity of $30.9 million at December 31, 1999. The increase in equity was due to an increase in retained earnings of $2.0 million for the twelve months ended December 31, 2000 and the exercise of stock options by employees and directors, which was partially offset by the repurchase of 29,165 shares of Western Sierra's stock, and a change in the unrealized loss on available-for-sale securities in 2000.

RESULTS OF OPERATIONS

        Net Income.    Western Sierra recorded net income of $5.4 million, or $1.47 diluted earnings per share, for the year ended December 31, 2001 compared to net income of $3.9 million, or $1.06 diluted earnings per share, in 2000 and net income of $3.3 million, or $0.90 diluted earnings per share, in 1999.

        The increase in net income for each year above is generally attributed to increases net interest income resulting from increases in earning assets partially offset by an increase in provisions for loan losses, and operating efficiencies.

Net Interest Income and Net Interest Margin

        Total interest income increased from $28.5 million in 1999 to $34.0 million in 2000, and to $35.8 million in 2001, representing a 19.4% increase in 2000 over 1999 and a 5.1% increase in 2001 over 2000. The total interest income increases in the periods discussed were primarily the result of growth in Western Sierra's established market areas. Total interest expense increased from $10.9 million in 1999 to $14.6 million in 2000, and decreased to $13.8 million in 2001, representing a 34.4% increase in 2000 from 1999, and a 5.8% decrease in 2001 over 2000. The decrease in interest expense from 2000 to 2001 was due to lower interest rates across all deposit types applied to a larger deposit base and more importantly a change in the deposit mix from higher to lower paying deposit types. The increase in interest expense in 2000 from 1999 was due to both increased deposits and an increasing interest rate environment.

        Western Sierra's net interest margin was 5.10% in 1999, 4.98% in 2000 and 4.87% in 2001. The change over these periods was a result of competition keeping earning asset yields from changing at the same pace as rates paid during the same period.

        The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans, which are not considered material, are included in the calculation of the average balances of loans. Savings deposits include NOW and money market accounts.

	2001			2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Earning assets:
Portfolio loans(1)	$357,081	$30,758	8.61%	$295,654	$27,941	9.45%	$247,975	$22,847	9.21%
Investment securities(1)	66,060	3,825	5.79%	71,145	4,416	6.21%	77,489	4,505	5.82%
Federal funds sold	28,133	1,155	4.10%	21,796	1,591	7.30%	16,868	944	5.59%
Interest bearing deposits in banks	641	42	6.55%	1,857	100	5.39%	3,468	212	6.11%

Average earnings assets	451,915	35,780	7.92%	390,452	34,048	8.72%	345,800	28,508	8.24%
Other assets	45,546			41,608			37,582
Less ALLL	-4,701			(3,991)			(3,335)

Average total assets	$492,760			$428,069			$380,047

Interest-bearing liabilities:
Savings deposits	$138,644	2,311	1.67%	$120,199	2,653	2.21%	$106,551	2,484	2.33%
Time deposits	217,687	11,162	5.13%	193,550	11,565	5.98%	161,796	7,907	4.89%
Other borrowings(2)	4,933	279	5.66%	6,264	377	6.02%	9,443	467	4.96%

	361,264	13,752	3.82%	320,013	14,595	4.56%	277,790	10,858	3.91%

Non-interest bearing deposits	90,063			75,559			71,207
Other liabilities	3,865			333			2,789
Shareholders' equity	37,568			32,164			28,261

Average liabilities & equity	$492,760			$428,069			$380,047

Net interest spread			4.10%			4.16%			4.33%
Net interest income and margin		$22,028	4.87%		$19,453	4.98%		$17,650	5.10%

(1)
Not computed on a tax equivalent basis.

(2)
For the purpose of this schedule the interest in Western Sierra's junior subordinated debentures is included in other borrowings.

        The following table sets forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate.

	2001 over 2000 Change in net interest income due to			2000 over 1999 Change in net interest income due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Portfolio loans	$5,805	$(2,988)	$2,817	$4,393	$701	$5,094
Investment Securities(1)	(316)	(275)	(591)	(369)	280	(89)
Federal funds sold	463	(899)	(436)	275	372	647
Interest bearing deposits in banks	(65)	7	(58)	(98)	(14)	(112)

Average earning assets	5,887	(4,155)	1,732	4,201	1,339	5,540

Interest-bearing liabilities:
Savings deposits	407	(749)	(342)	318	(149)	169
Time deposits	1,442	(1,845)	(403)	1,552	2,106	3,658
Other borrowings(2)	(80)	(18)	(98)	(158)	68	(90)

	1,769	(2,612)	(843)	1,712	2,025	3,737

Net interest differential	$4,118	$(1,543)	$2,575	$2,489	$(686)	$1,803

(1)
Not computed on a tax equivalent basis.

(2)
For the purpose of this schedule the interest in Western Sierra's junior subordinated debentures is included in other borrowing.

        Non-interest income.    Non-interest income increased 45.4%, or $1.7 million, to $5.4 million for 2001 as compared to $3.7 million for 2000. Non-interest income for 2000 increased by $165,000 or 4.6% from the $3.6 million earned during 1999.

        The following table describes the components of non-interest income for the years ended December 31, 2001, 2000 and 1999.

NON-INTEREST INCOME
>1% of Gross Revenue

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Service charges	$2,076	$1,626	$1,623
Gain on sale of loans	2,584	1,239	1,214
Gain (loss) on sale of investment securities, net	120	10	(66)
Other income	667	870	809

Total	$5,447	$3,745	$3,580

        The increase in 2001 from 2000 and 1999 was primarily the result of an improved market for home mortgages due to decreasing interest rates. Western Sierra will continue to implement strategies to increase its non-interest income to help offset the decreasing net interest margins the industry is experiencing.

        Non-interest expense.    Non-interest expense amounted to $17.9 million in 2001, $16.6 million in 2000 and $15.4 million in 1999. This represents an increase of $1.3 million, or 7.8%, in 2001 and an increase of $1.2 million, or 7.8%, in 2000 when compared to 1999. Western Sierra continues to believe that to be able to compete in the current environment of decreasing interest margins and increased competition, the controlling of operating expenses is essential. The consolidation of many operational functions in addition to other areas such as supplies, forms, advertising and marketing was completed in 1999. This had a positive impact on the Company's overhead and efficiency ratios. During 2000 and 2001 additional accounting and data processing responsibilities were combined to further enhance the operating efficiencies of the organization. Management continues to closely monitor this area. Salaries and benefits have continued to increase due primarily to commissions and incentives paid. Management believes that the increase in business more then compensates for this increase in incentives. Merger expense in 2000 related to the acquisition of Sentinel accounted for as a pooling of interests. Professional fees increased 91.7% or $733 thousand in 2001 over 2000 primarily due to a major study of the entire organization and all of its profit centers. It is the opinion of management that this expenditure will result in a much more efficient organization and a greater return to the shareholders; however, actual results may differ.

        The following table describes the components of other non-interest expense for the years ended December 31, 2001, 2000 and 1999.

NON-INTEREST EXPENSE
>1% of Gross Revenue

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Salaries and benefits	$9,503	$8,561	$7,790
Occupancy/FF&E	2,804	2,301	2,401
Merger expenses		1,143	353
Professional fees	1,532	799	810
Data processing	496	621	585
Stationary and supplies	432	410	255
Advertising/Promotion	218	245	166
Other real estate	—		102
Other operating expense	2,891	2,522	2,939

Total	$17,876	$16,602	$15,401

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

        Management allocated $925,000 as a provision for loan and lease losses in 2001, $380,000 in 2000 and $920,000 in 1999. Loan recoveries net of charge-offs in 2000 were $221,000. In 2001, loan charge-offs net of recoveries were $224,000, and in 1999 were $114,000. The ratio of the allowance for loan and lease losses to total gross loans was 1.31% in 2001, 1.33% in 2000, and 1.38% in 1999.

        In management's opinion, the balance of the allowance for loan losses at December 31, 2001 was sufficient to sustain any foreseeable losses in the loan portfolio at that time. However, no assurances can be given that Western Sierra will not sustain substantially higher loan and lease losses.

        Income Taxes.    Income taxes were $3.2 million in 2001, $2.3 million in 2000 and $1.6 million in 1999, representing effective tax rates of 37.3%, 37.5% and 32.6%, respectively.

        Liquidity.    A Funds Management Policy has been developed by Western Sierra's management and approved by Western Sierra's Board of Directors, which establishes guidelines for the investments and liquidity of Western Sierra. The goals of this policy are to provide liquidity to meet the financial requirements of Western Sierra's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of Western Sierra. Liquidity of Western Sierra at December 31, 2001 was 17.1%, at December 31, 2000 was 19.8% and at December 31, 1999 was 15.5% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. Western Sierra's management believes it maintains adequate liquidity levels.

        Investment Portfolio.    Western Sierra classifies its investment securities as trading, held to maturity or available for sale. Western Sierra's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement Western Sierra's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

        The following table summarizes the maturities of Western Sierra's securities at their carrying value and their weighted average yields at December 31, 2001. Yields on tax-exempt securities have not been computed on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Available For Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Govt. & Agencies	$0	0%	$48	6.38%	$1,050	4.53%	$31,620	6.44%	$32,718	6.38%
Municipal Obligations	297	4.36%	1,574	4.96%	1,421	5.73%	23,920	5.18%	27,212	5.19%
Corp. and Other	1,783	6.51%	2,366	6.86%	0	0%	970	9.66%	5,119	7.23%
Stock							2,388	0%	2,388	0%
Other							21	0%	21	0%

Total	$2,080	6.21%	$3,988	6.19%	$2,471	5.22%	$58,919	5.80%	$67,458	5.74%

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Held to Maturity (book)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Govt. & Agencies	$0	0%	$526	6.55%	$47	7.93%	$3,197	5.99%	$3,770	6.09%
Municipal Obligations	30	5.31%	1,357	5.64%	2,027	4.87%	0	0%	3,414	5.18%

Total	$30	5.31%	$1,883	5.89%	$2,074	4.94%	$3,197	5.99%	$7,184	5.66%

        The following tables summarize the values of the Company's investment securities held on the dates indicated:

Available for Sale (market)	2001	2000	1999
	(Dollars in thousands)
U.S. Government and Agencies	$32,718	$35,670	$31,582
Municipal Obligations	27,212	14,984	14,318
Corporate and Other Bonds	5,119	7,579	6,467
Stock and Other Investments	2,409	933	3,747

Total	$67,458	$59,166	$56,114

Held to Maturity (book)	2001	2000	1999
	(Dollars in thousands)
U.S. Government and Agencies	$3,770	$8,160	$10,518
Municipal Obligations	3,414	3,444	3,517

Total	$7,184	$11,604	$14,035

        Loan Portfolio.    Western Sierra experienced an 11.6% increase in loan production during 2001 over 2000. Despite this increase, portfolio quality remained uncompromised as evidenced by criticized assets (including OREO) at 13.05% of capital and delinquencies as a percentage of total loans at 0.03%. The "criticized asset to capital ratio" was an improvement over the prior year (year 2000 was 14.59%) and primarily due to the successful workout of Sentinel Community Bank problem loans.

        Western Sierra's largest historical lending categories are real estate loans and commercial loans. These categories accounted for approximately 79.3% and 16.5% respectively of Western Sierra's total loan portfolio at December 31, 2001, and approximately 83.9% and 13.0% respectively of Western Sierra's total loan portfolio at December 31, 2000. Loans are carried at face amount, less payments collected and the allowance for possible loan losses. Interest on all loans is accrued monthly on a simple interest basis. Typically, once a loan is placed on nonaccrual status, Western Sierra reverses interest accrued through the date of the transfer. Loans are placed on nonaccrual status when principal or interest on a loan is past due 90 days or more, unless the loan is both well secured and in the process of collection. Interest actually received for loans on nonaccrual status is recognized as income at the time of receipt for loans for which the ultimate collectibility of principal is not in doubt. Problem loans are maintained on accrual status only when management of Western Sierra is confident of full repayment within a reasonable period of time.

        The rates of interest charged on variable rate loans are set at specific increments in relation to Western Sierra's published lending rate and vary as Western Sierra's lending rate varies. At December 31, 2001, approximately 49.1% of Western Sierra's loan portfolio was compromised of variable rate loans, and at December 31, 2000, approximately 53.1% of Western Sierra's loan portfolio was compromised of variable interest rate loans.

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Real estate mortgage	$235,981	$217,095	$157,368	$120,339	$111,354
Real estate construction	72,051	59,106	41,758	23,559	25,687
Commercial	64,931	38,854	51,205	47,806	40,664
Lease financing	3,496	3,982	1,763	1,383	698
Installment	4,461	6,051	7,680	6,716	6,878
Agriculture	8,574	5,025	15,370	16,268	13,942
Less deferred fees	(1,060)	(862)	(788)	(661)	(913)

Total loans	388,434	329,251	274,356	215,410	198,310
Less allowance for loan and lease losses	(5,097)	(4,395)	(3,794)	(2,988)	(3,014)

Net loans	$383,337	$324,856	$270,562	$212,422	$195,296

        While Real Estate and Commercial lending remain the foundation of Western Sierra's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. Western Sierra remains committed to the agricultural industry in Lake County; there was an increase in agricultural loan outstanding to

$8.6 million at December 31, 2001 from $5.0 million at December 31, 2000. This increase brings us closer to our historic levels of agricultural lending. We will continue to pursue high quality agricultural loans as an important part of our overall loan portfolio.

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

        Western Sierra extends lines of credit to business customers. On business credit lines, Western Sierra specifies a maximum amount that it stands ready to lend to the customer during a specified period in return for which the customer agrees to maintain its primary banking relationship with Western Sierra. The purpose for which such loans will be used and the security pledged, if any, are determined before Western Sierra's commitment is extended. Normally Western Sierra does not make credit line commitments in material amounts for periods in excess of one year.

        Commercial loans were lower in 2000 due primarily to several large loans closing out prior to year-end. In 2001 the total amount outstanding returned to anticipated levels.

        Real Estate Loans.    Real Estate loans are primarily made for the purpose of purchasing, refinancing, improving or constructing family residences as well as commercial and industrial properties.

        At December 31, 2001, approximately $29.7 million of Western Sierra's single family real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative single family dwellings and the remaining $17.5 million consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings. Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower's inability to complete and sell the project, the borrower's incorrect estimate of necessary construction funds and/or time for completion and economic changes, including depressed real estate values and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records. To date Western Sierra has not suffered any significant losses through its speculative real estate construction loans.

        Loan Commitments.    In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2001, the Company had $72.5 million in unfunded commercial real estate loan commitments which are secured by real estate and $31.7 million in unfunded commercial commitments unsecured by real estate. In addition, the company had $16.3 million in other unused commitments. The Company's undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represent undisbursed funding on construction projects in process. The mortgage loan commitments represent approved but unfunded mortgage loans with the Company's mortgage banking business.

        Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 60% of the commitments at December 31, 2001 will be exercised during 2002.

        Maturity Distribution.    The following table sets forth the maturity of certain loan categories. Excluded categories are residential mortgages of 1-4 family residences, personal installment loans and lease financing outstanding as of December 31, 2001. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(in thousands)
Commercial, financial, agricultural, installment and commercial mortgage	$77,107	$73,383	$28,291	$178,781
Real Estate—construction	53,962	10,089	8,000	$72,051

Total	$131,069	$83,472	$36,291	$250,832

Loans maturing after one year with:
Fixed interest rates		$35,008	$32,257	$67,265
Variable interest rates		48,464	4,034	52,498

Total		$83,472	$36,291	$119,763

        Asset Quality.    The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes. The Board of Directors through the loan committee, reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board of Directors In management's opinion, this loan review system facilitates the early identification of potential problem loans.

        The Company's places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

        Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless secured and in the process of collection and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

        The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Nonaccrual loans	$2,656	$1,121	$543	$1,406	$3,398
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans (in compliance with modified terms)	—	—	—	277	—

Total nonperforming loans	2,656	1,121	543	1,683	3,398
Other real estate owned	—	—	715	2,241	2,240

Total nonperforming assets	$2,656	$1,121	$1,258	$3,924	$5,638

Nonperforming loans to total loans	0.68%	0.34%	0.20%	0.78%	1.72%
Nonperforming assets to total assets	0.52	0.24	0.32	1.03	1.75
Allowance for loan and lease losses to nonperforming assets	191.91	392.06	301.59	76.12	53.46
Allowance for loan and lease losses to nonperforming loans	191.91	392.06	698.71	177.48	88.70

        The following table provides certain information for the years indicated with respect to the Company's allowance for loan and lease losses as well as charge-off and recovery activity.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Balance at beginning of period	$4,395	$3,794	$2,988	$3,014	$2,170

Charge-offs:
Commercial		116	231	868	110
Real estate mortgage	151	171	28	133	125
Real estate construction		—	—	—	40
Lease financing		—	—	—	—
Installment	27	62	25	112	174
Agriculture	137	—	—	—	—

Total charge-offs	315	349	284	1,113	449

Recoveries:
Commercial	36	169	139	40	9
Real estate mortgage	37	382	—	—	4
Real estate construction		—	—	—	—
Lease financing		—	—	—	—
Installment	19	19	31	36	37
Agriculture		—	—	—	—

Total recoveries	92	570	170	76	50

Net charge-offs (recoveries)	223	(221)	114	1,037	399

Provision for loan and lease losses	925	380	920	1,011	1,243

Balance at end of period	$5,097	$4,395	$3,794	$2,988	$3,014

Net charge-offs (recoveries) during the period to average loans	0.06%	(0.07)%	0.05%	0.50%	0.21%
Allowance for loan and lease losses to total loans	1.31	1.33	1.38	1.39	1.53

        The allowance for loan and lease losses is established through charges to earnings in the form of the provision for loan and lease losses. Loan and lease losses are charged to and recoveries are credited to the allowance for loan and lease losses. The provision for loan and lease losses is determined after considering various factors such as loan and lease loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan and lease losses, independent loan reviews, current charges and recoveries to the allowance for loan and lease losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

        The adequacy of the Company's allowance for loan and lease losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations are made for identified problem or potential problem loans. The specific allocations are increased or decreased through management's reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions which is applied against the general portfolio segments.

        It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at

December 31, 2001 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

        The provision for loan and lease losses reflects an accrual sufficient to cover projected probable charge-offs and the maintenance of the allowance at a level deemed adequate to absorb potential future losses.

        The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

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

	December 31,
	2001		2000		1999		1998		1997
	Allowance for Losses	% of Loans	Allowance for Losses	%of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans
	(dollars in thousands)
Commercial	$850	17%	$732	12%	$367	19%	$493	22%	$456	20%
Real estate mortgage	2,118	61%	1,442	66%	1,171	57%	809	56%	930	56%
Real estate construction	739	18%	392	18%	320	15%	140	11%	185	14%
Lease financing	35	1%	40	1%	18	1%	14%	1%	7%
Installment and other	81	1%	90	2%	96	3%	100	3%	7	3%
Agriculture	267	2%	50	1%	154	5%	162	7%	129	7%
Unallocated	1,007		1,649		1,668		1,270		1,300

Total	$5,097	100%	$4,395	100%	$3,794	100%	$2,988	100%	$3,014	100%

        Deposit Structure.    Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences to a small degree some seasonality with the slower growth period between November through April, and the higher growth period May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs.

        The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.

	Year Ended December 31,
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Transaction accounts:
Savings	$30,028	1.49%	$28,777	2.01%	$28,715	2.01%
NOW & Money Market	108,616	1.72%	91,422	2.50%	77,836	2.49%
Noninterest bearing	90,063		75,559	—	71,207	—
Time deposits	217,687	5.13%	193,550	5.98%	161,796	4.89%

        The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2001:

Amount
(in thousands)
Remaining Maturity:
Three months or less	$48,006
Over three months to six months	11,808
Over six months to 12 months	23,616
Over 12 months	2,971

Total	$86,401

        Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed in the Company's asset and liability management committee, and is considered to be minimal.

        Other Borrowings.    The company's short-term borrowing arrangements are discussed in detail in note 8 to the financial statements.

        The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Year to Date Short-term Borrowings	117	6,264	9,443
Balance at Year End	2,400	1,150	15,300
Interest Rate at Year End	1.50%	9.41%	6.59%
Maximum Amount at any Month End	$2,400	$13,817	$15,300
Month End	December	January	December
Average Interest Rate	5.66%	6.02%	4.95%

        Terms.    The terms of the Short-term Borrowings over this three year period varied, consisting of three different methods:

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

Item 7a. Quantitative & Qualitative Disclosure About Market Risk

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Banks' assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest earning assets and all of the Company's interest bearing liabilities are located at the Bank level, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of their operations, the Banks are not subject to foreign currency exchange or commodity price risk. The Banks' real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

        The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Banks' profitability is dependent to a large extent upon their net interest income which is the difference between their interest income on interest-earning assets, such as loans and securities, and their interest expense on interest-bearing liabilities, such as deposits and borrowings. The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities. The Banks manage their mix of assets and liabilities with the goals of limiting their exposure to interest rate risk, ensuring adequate liquidity, and coordinating their sources and uses of funds.

        The Banks seek to control their interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Banks have adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Banks will measure interest rate risk utilizing both an internal ALMII module which runs on the mainframe computer system and utilizing third party sources which can be compared and analyzed together, enabling management to make any adjustments as necessary.

        The following table sets forth as of December 31, 2001, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

	Within Three Months	After Three Months But Within Six Months	After Six Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$5,765					$5,765
Investment securities and other	7,194	$3,360	$7,964	$15,323	$41,213	75,054
Loans	130,278	15,377	44,915	108,520	94,472	393,562

Total earning assets	143,237	18,737	52,879	123,843	135,685	474,381
Interest-bearing liabilities:
Savings	21,180	3,530	7,060			31,770
Interest-bearing transaction accounts	94,686	7,764	11,647			114,097
Time deposits	96,590	26,354	66,877	12,981		202,802
Other borrowings	18,000		100	300		18,400

Total interest-bearing liabilities	230,456	37,648	85,684	13,281		367,069
Interest rate sensitivity gap	$(87,219)	$(18,911)	$(32,805)	$110,562	$135,685	$107,312
Cumulative interest rate sensitivity gap	(87,219)	(106,130)	(138,935)	(28,373)	107,312	107,312
Interest rate sensitivity gap ratio	0.62	0.50	0.62	9.32	7,973.35	1.29
Cumulative interest rate sensitivity gap ratio	0.62	0.60	0.61	0.92	1.29	1.29

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

        As of December 31, 2001, the Company's and its subsidiary banks' capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Banks compared to the standards for bank holding companies and well capitalized depository institutions as of December 31, 2001 (amounts in thousands except percentage amounts).

	The Company
	Actual
			Minimum Capital Requirement
	Capital	Ratio
Leverage	$53,000	10.4%	4.0%
Tier 1 Risk-Based	53,000	12.4	4.0
Total Risk-Based	60,847	14.2	8.0
			The Banks
	Western Actual		Lake Actual
					Well Capitalized Ratio	Minimum Capital Requirement
	Capital	Ratio	Capital	Ratio
Leverage	$31,912	7.8%	8,621	8.4%	5.0%	4.0%
Tier 1 Risk-Based	31,912	9.8	8,621	9.2	6.0	4.0
Total Risk-Based	35,688	10.9	9,792	10.5	10.0	8.0

        The current and projected capital positions of the Company and its Banks and the impact of capital plans and long-term strategies are reviewed regularly by management. Western Sierra's policy is to maintain ratios above the prescribed well-capitalized ratios at all times.

        Shareholder Equity.    The shareholder's equity of Western Sierra increased from $30.9 million at December 31, 1999, to $36.1 million at December 31, 2000 and to $39.9 million at December 31, 2001. These increases are attributable to retained earnings, the exercise of stock options and adjustments for unrealized gains and losses on available-for-sale securities. Western Sierra is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Western Sierra must meet specific capital guidelines that involve quantitative measures of Western Sierra's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Western Sierra's capital amounts and classifications are also subject to qualitative judgements by the regulators regarding components, risk-weighting and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require Western Sierra to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2001, that Western Sierra exceeds all capital adequacy requirements to which it is subject.

Item 8. Financial Statements & Supplementary Data

        Financial Statements.    The following consolidated financial statements of Western Sierra and its subsidiaries, and independent auditors' report included in the Annual Report of Western Sierra to its shareholders for the years ended December 31, 2001, 2000 and 1999.

Page
Independent Auditors' Reports	F-1
Consolidated Financial Statements of Western Sierra Bancorp & Subsidiaries
Consolidated Balance Sheet as of December 31, 2001 and 2000	F-3
Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-7
Notes to Consolidated Financial Statements	F-9

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
    and Shareholders
Western Sierra Bancorp
    and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of income, changes in shareholders' equity and cash flows of Sentinel Community Bank and subsidiary for the year ended December 31, 1999, which statements reflect net earnings of $503,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sentinel Community Bank and subsidiary for 1999, is based solely upon the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ Perry-Smith LLP

February 1, 2002

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
SENTINEL COMMUNITY BANK
AND SUBSIDIARY

        We have audited the consolidated statements of operations, stockholders' equity and cash flows of SENTINEL COMMUNITY BANK AND SUBSIDIARY (the Bank) for the year ended December 31, 1999. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sentinel Community Bank and Subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
January 28, 2000

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2001 and 2000

(Dollars in thousands)

	2001	2000
ASSETS
Cash and due from banks	$17,273	$24,382
Federal funds sold	5,765	27,570
Interest-bearing deposits in banks	396	495
Loans held for sale	5,128	3,349
Trading securities (Note 3)	16	15
Available-for-sale investment securities (Notes 3 and 8)	67,458	59,166
Held-to-maturity investment securities (market value of $7,284 in 2001 and $11,600 in 2000) (Notes 3 and 8)	7,184	11,604
Loans and leases, less allowance for loan and lease losses of $5,097 in 2001 and $4,395 in 2000 (Notes 4, 8, 9 and 14)	383,337	324,856
Premises and equipment, net (Note 5)	12,516	11,678
Accrued interest receivable and other assets (Notes 2, 6, 13 and 15)	11,549	11,488

	$510,622	$474,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (Note 14):
Non-interest bearing (Note 12)	$99,962	$81,281
Interest bearing (Note 7)	348,669	352,490

Total deposits	448,631	433,771
Short-term borrowings (Notes 8 and 14)	2,300	950
Long-term debt (Notes 8 and 14)	100	200
Accrued interest payable and other liabilities	3,680	3,545

Total liabilities	454,711	438,466

Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts (Note 10)	16,000
Commitments and contingencies (Note 9)
Shareholders' equity (Note 11):
Preferred stock—no par value; 10,000,000 shares authorized; none issued	—	—
Common stock—no par value; 10,000,000 shares authorized; issued—3,526,986 shares in 2001 and 3,448,782 shares in 2000	20,926	20,553
Retained earnings	19,600	16,415
Unearned ESOP shares (32,482 shares in 2001 and 35,358 shares in 2000, at cost) (Note 15)	(400)	(500)
Accumulated other comprehensive loss (Notes 3 and 16)	(215)	(331)

Total shareholders' equity	39,911	36,137

	$510,622	$474,603

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands, except per share data)

	2001	2000	1999
Interest income:
Interest and fees on loans and leases	$30,758	$27,941	$22,847
Interest on Federal funds sold	1,155	1,591	944
Interest on investment securities:
Taxable	2,757	3,606	3,742
Exempt from Federal income taxes	1,068	810	763
Interest on deposits in banks	42	100	212

Total interest income	35,780	34,048	28,508

Interest expense:
Interest on deposits (Note 7)	13,474	14,218	10,391
Interest on borrowings (Note 8)	86	377	467
Interest on mandatorily redeemable trust preferred securities (Note 10)	192

Total interest expense	13,752	14,595	10,858

Net interest income	22,028	19,453	17,650
Provision for loan and lease losses (Note 4)	925	380	920

Net interest income after provision for loan and lease losses	21,103	19,073	16,730

Non-interest income:
Service charges and fees	2,076	1,626	1,623
Gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	2,584	1,239	1,214
Gain (loss) on sale and call of investment securities, net (Note 3)	120	10	(66)
Trading securities income (Note 3)	1	30	42
Other income	666	840	767

Total non-interest income	5,447	3,745	3,580

Other expenses:
Salaries and employee benefits (Notes 4 and 15)	9,503	8,561	7,790
Occupancy (Notes 5 and 9)	1,155	1,097	1,163
Equipment (Note 5)	1,649	1,204	1,238
Merger and acquisition expenses (Note 2)		1,143	353
Other expenses (Note 12)	5,569	4,597	4,857

Total other expenses	17,876	16,602	15,401

Income before income taxes	8,674	6,216	4,909
Income taxes (Note 13)	3,238	2,332	1,601

Net income	$5,436	$3,884	$3,308

Basic earnings per share (Note 11)	$1.51	$1.08	$.93

Diluted earnings per share (Note 11)	$1.47	$1.06	$.90

The accompanying notes are an integral part of these financial consolidated statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Unearned ESOP Shares	Retained Earnings		Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance, January 1, 1999	3,046,333	$16,326		$12,838	$143	$29,307
Comprehensive income:
Net income				3,308		3,308	$3,308
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities (Note 16)					(2,081)	(2,081)	(2,081)

Total comprehensive income							$1,227

Stock options exercised and related tax benefit	93,253	905				905
5% stock dividend	120,508	1,634		(1,634)
Repurchase and retirement of common stock (Note 11)	(4,199)	(53)				(53)
Cash dividend				(150)		(150)
Fractional shares (Notes 2 and 11)				(21)		(21)
Unearned ESOP shares (Note 15)			$(300)			(300)

Balance, December 31, 1999	3,255,895	18,812	(300)	14,341	(1,938)	30,915
Comprehensive income:
Net income				3,884		3,884	$3,884
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities (Note 16)					1,607	1,607	1,607

Total comprehensive income							$5,491

Stock options exercised and related tax benefit	58,645	507				507
5% stock dividend	163,407	1,634		(1,634)
Repurchase and retirement of common stock (Note 11)	(29,165)	(400)				(400)

(continued)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Unearned ESOP Shares	Retained Earnings		Shareholders' Equity	Comprehensive Income
	Shares	Amount
Cash dividend				(164)		(164)
Fractional shares (Notes 2 and 11)				(12)		(12)
Unearned ESOP shares (Note 15)			(200)			(200)

Balance, December 31, 2000	3,448,782	20,553	(500)	16,415	(331)	36,137
Comprehensive income:
Net income				5,436		5,436	$5,436
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities (Notes 3 and 16)					116	116	116

Total comprehensive income							$5,552

Stock options exercised and related tax benefit	74,254	549				549
5% stock dividend	166,950	2,242		(2,242)
Repurchase and retirement of common stock (Note 11)	(163,000)	(2,418)				(2,418)
Fractional shares (Note 11)				(9)		(9)
Earned ESOP shares (Note 15)			100			100

Balance, December 31, 2001	3,526,986	$20,926	$(400)	$19,600	$(215)	$39,911

	2001	2000	1999
Disclosure of reclassification amount, net of taxes (Note 16):
Unrealized holding gains (losses) arising during the year	$191	$1,613	$(2,120)
Less: reclassification adjustment for gains (losses) included in net income	75	6	(39)

Net unrealized holding gains (losses) on available-for-sale investment securities	$116	$1,607	$(2,081)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$5,436	$3,884	$3,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	925	380	920
Depreciation and amortization	1,375	1,182	1,098
Deferred loan and lease origination fees, net	198	74	110
Amortization of investment security premiums, net of accretion	212	8	234
(Gain) loss on sale of available-for-sale investment securities	(120)	(10)	66
Provision for losses on other real estate		51	49
Gain on sale of premises and equipment	(7)	(13)	(8)
(Gain) loss on sale of other real estate		(50)	113
(Increase) decrease in trading securities	(1)	160	(170)
Increase in cash surrender value of life insurance policies	(36)	(66)	(193)
Compensation cost associated with the Bank's ESOP	100
(Increase) decrease in loans held for sale	(1,779)	(2,385)	3,517
Decrease (increase) in accrued interest receivable and other assets	616	(876)	32
Increase (decrease) in accrued interest payable and other liabilities	135	1,024	(1,120)
Deferred taxes	(761)	251	(476)

Net cash provided by operating activities	6,293	3,614	7,480

Cash flows from investing activities:
Cash acquired in the purchase of selected assets and liabilities of another bank		4,015
Proceeds from called available-for-sale investment securities	22,370	3,240	6,454
Proceeds from called held-to-maturity investment securities	1,360
Proceeds from the sale of available-for-sale investment securities	2,091	999	6,191
Proceeds from matured available-for-sale investment securities	1,910	2,666	4,858
Proceeds from matured held-to-maturity investment securities	188	50	50
Purchases of available-for-sale investment securities	(38,413)	(9,943)	(7,546)
Purchases of held-to-maturity investment securities			(9,815)
Principal repayments received from available-for-sale SBA pools and mortgage-backed securities	3,942	2,398	3,233
Principal repayments received from held-to-maturity mortgage-backed securities	2,808	2,440	7,134
Net decrease in interest-bearing deposits in banks	99	396	5,148
Net increase in loans and leases	(59,604)	(54,089)	(58,501)
Proceeds from the sale of premises and equipment	35	276	47
Purchases of premises and equipment	(2,184)	(3,084)	(1,467)
Proceeds from the sale of other real estate		55	695
Purchase of life insurance policies		(160)	(295)

Net cash used in investing activities	(65,398)	(50,741)	(43,814)

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$38,213	$26,229	$3,301
Net (decrease) increase in time deposits	(23,353)	60,251	(3,559)
Net increase (decrease) in short-term borrowings	1,350	(14,350)	8,850
Payments for fractional shares	(9)	(12)	(21)
Repurchase of common stock	(2,418)	(400)	(53)
Repayment of ESOP borrowings	(100)
Proceeds from ESOP borrowings		200	300
Purchase of unearned ESOP shares		(200)	(300)
Proceeds from the exercise of stock options	508	450	631
Proceeds from issuance of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts	16,000
Cash dividends paid		(164)	(150)

Net cash provided by financing activities	30,191	72,004	8,999

(Decrease) increase in cash and cash equivalents	(28,914)	24,877	(27,335)
Cash and cash equivalents at beginning of year	51,952	27,075	54,410

Cash and cash equivalents at end of year	$23,038	$51,952	$27,075

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$14,243	$13,806	$10,982
Income taxes	$3,237	$2,827	$1,636
Non-cash investing activities:
Real estate acquired through foreclosure		$241	$273
Net change in unrealized loss on available-for-sale investment securities	$220	$2,469	$(3,240)
Supplemental schedule related to acquisition:
On October 13, 2000, the Company acquired certain assets and liabilities of the Columbia branch of Pacific State Bank (Note 2):
Deposits assumed		$4,107
Fair value of assets and liabilities acquired, net		(50)
Premium paid for deposits		(42)

Cash acquired		$4,015

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

        Western Sierra Bancorp (the "Company") was incorporated on July 11, 1996, and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company. On December 31, 1996, Western Sierra National Bank (WSNB) consummated a merger with Western Sierra Bancorp. On April 30, 1999, the Company consummated mergers with Roseville 1st Community Bancorp (R1CB) and Lake Community Bank (LCB). On May 5, 2000, Roseville 1st National Bank (R1NB) merged into WSNB and ceased to exist as a separate entity. On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into WSNB. The mergers qualified as tax-free exchanges and were accounted for under the pooling-of-interests method of accounting. Information concerning common stock, stock option plans and per share data has been restated on an equivalent share basis. WSNB and LCB (the "subsidiaries") engage in consumer, commercial and agricultural banking, offering a wide range of products and services to individuals and businesses in El Dorado, Placer, Sacramento, Lake, Tuolumne and Sonora counties.

        On July 31, 2001 and December 18, 2001, the Company formed two wholly-owned subsidiaries, Western Sierra Statutory Trust I and Western Sierra Statutory Trust II, both Connecticut statutory business trusts, for the purpose of issuing and selling trust preferred securities (see Note 10).

        The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the financial services industry.

  Reclassifications

        Certain reclassifications have been made to prior years' balances to conform to classifications used in 2001.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

  Investment Securities

        Investments are classified into the following categories:

  •
  Trading securities, reported at fair value, with unrealized gains and losses included in earnings.

  •
  Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

  •
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

  Loan Sales and Servicing

        Originated mortgage loans are either held in the loan portfolio or sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which investors have committed to purchase the loans. At the time the loans are sold, the related right to service the loans are either retained, earning future servicing income, or released in exchange for a one-time servicing-released premium. Mortgage loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. Mortgage loans serviced for others totaled $20,962,000 as of December 31, 2000.

        On December 21, 2000, the Company sold its rights to service the above-mentioned loans to another financial institution and recognized a pre-tax gain of $76,000. Cash proceeds of $58,000 were received upon the close of escrow and a receivable of $134,000 was recorded. Under the terms of the sales agreement, the Company continued to service those loans until March 2001.

        The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained. A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. However, there were no sales of loans subject to these recourse provisions at December 31, 2001, 2000 or 1999. SBA loans with unpaid balances of $6,924,000 and $6,116,000 were being serviced for others at December 31, 2001 and 2000, respectively.

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

        In addition, participations in commercial loans totaling $24,261,000 and $18,258,000 were serviced for others as of December 31, 2001 and 2000, respectively. These loans were sold without recourse and, therefore, their balances are not included in the balance sheet.

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

        The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance for loan and lease losses are expected to maintain the adequacy of the total allowance for loan and lease losses after credit losses and loan and lease growth. The allowance for loan and lease losses at December 31, 2001 and 2000, respectively, reflects management's estimate of possible losses in the portfolio.

  Other Real Estate

        Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2001 and 2000.

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

  Cash Equivalents

        For the purpose of the consolidated statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one-day periods.

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

  Impact of New Financial Accounting Standards

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement. SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement has had a significant impact on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective. The Company will account for goodwill recognized in its acquisition of Central California Bank discussed in Note 2 under the guidance of SFAS 142.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provision of Accounting Principles Board Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

2.    MERGERS AND ACQUISITIONS

        On November 15, 2001, the Board of Directors entered into a proposed merger agreement with Central California Bank (CCB). Under the agreement, CCB would become a wholly-owned subsidiary of the Company, subject to shareholder and regulatory approvals. The merger will be accounted for under the purchase method of accounting, at an agreed upon price of $14.10 per share of CCB stock owned at January 30, 2002, or approximately $8,640,000. If approved, each CCB shareholder will receive a fixed value of $14.10 in cash, the Company's stock or a combination of cash and stock. The Company anticipates the transaction will close on April 1, 2002.

        On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into the Company's wholly owned subsidiary, Western Sierra National Bank. The Company exchanged 721,132 shares of its common stock (after adjustment for fractional shares) for all of the common stock of SCB. Each share of SCB was exchanged for 1.491 shares of the Company. In addition, SCB stock options were converted at the same exchange ratio into options to purchase 110,934 shares of the Company's common stock. The merger was accounted for as a pooling of interest.

        On May 5, 2000, R1NB, previously reported as a wholly-owned subsidiary of the Company, merged into Western Sierra National Bank (WSNB). All assets and liabilities of R1NB were transferred to WSNB and R1NB ceased to exist as a separate entity. Merger related costs of $39,000 were charged to operations during the year ended December 31, 2000.

        The Company acquired certain assets and liabilities, principally deposits totaling $4,107,000, of the Columbia branch of Pacific State Bank on October 13, 2000. The deposit premium from the Columbia branch acquisition and deposit premiums related to branch acquisitions that occurred in prior years are included on the consolidated balance sheet in accrued interest receivable and other assets and are being amortized using the straight-line method over ten years. Amortization expense totaled $57,000, $55,000 and $54,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Acquisition related expenses of $47,000 were charged to operations during the year ended December 31, 2000.

        On April 30, 1999, the Company completed mergers with Lake Community Bank (LCB) and Roseville 1st Community Bancorp (R1CB) by exchanging 856,597 and 387,486 shares, respectively, of its common stock (after adjustment for fractional shares) for all the common stock of the two entities. Each share of LCB and R1CB were exchanged for .6905 shares and 1.211 shares, respectively, of the Company. In addition, outstanding LCB and R1CB stock options were converted at the same exchange ratios into options to purchase 67,391 and 66,643 shares, respectively, of the Company's common stock. The mergers have been accounted for as poolings of interests.

3.    TRADING AND INVESTMENT SECURITIES

  Trading Securities

        The estimated market value of trading securities at December 31, 2001 and 2000 totaled $16,000 and $15,000, respectively. Net unrealized appreciation of trading securities of $1,000, $21,000 and $42,000 was included in non-interest income for the years ended December 31, 2001, 2000 and 1999, respectively. Proceeds and gross realized gains from the sale of trading securities for the year ended December 31, 2000 totaled $242,000 and $9,000, respectively. There were no sales of trading securities for the years ended December 31, 2001 and 1999. There were no transfers of trading securities for the years ended December 31, 2001, 2000 and 1999.

  Investment Securities

        The amortized cost and estimated market value of investment securities at December 31, 2001 and 2000 consisted of the following:

        Available-for Sale:

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
U.S. Government agencies	$5,340	$9	$(116)	$5,233
Obligations of states and political subdivisions	27,474	196	(458)	27,212
Government guaranteed mortgage-backed securities	27,629	125	(269)	27,485
Corporate debt securities	5,032	125	(38)	5,119
Federal Reserve Bank stock	302			302
Federal Home Loan Bank stock	961			961
Pacific Coast Bankers' Bank stock	325			325
Other	721	100		821

	$67,784	$555	$(881)	$67,458

        Net unrealized losses on available-for-sale investment securities totaling $326,000 were recorded, net of $111,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2001. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2001 totaled $24,461,000 and $120,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2001.

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
U.S. Government agencies	$26,992	$105	$(380)	$26,717
Obligations of states and political subdivisions	15,207	149	(372)	14,984
Government guaranteed mortgage-backed securities	8,955	49	(51)	8,953
Corporate debt securities	7,625	34	(80)	7,579
Federal Reserve Bank stock	302			302
Federal Home Loan Bank stock	385			385
Pacific Coast Bankers' Bank stock	225			225
Other	21			21

	$59,712	$337	$(883)	$59,166

        Net unrealized losses on available-for-sale investment securities totaling $546,000 were recorded, net of $215,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2000. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2000 totaled $999,000 and $10,000, respectively. Proceeds from the redemption of Federal Home Loan Bank stock, at cost, totaled $1,655,000 for the year ended

December 31, 2000. Proceeds and gross realized gains and losses from the sale of available-for-sale investment securities for the year ended December 31, 1999 totaled $6,191,000, $1,000 and $67,000, respectively. There were no transfers of available-for-sale investment securities during the years ended December 31, 2000 and 1999.

        Held-to-Maturity:

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of states and political subdivisions	$3,414	$82	$(1)	$3,495
Government guaranteed mortgage-backed securities	3,770	43	(24)	3,789

	$7,184	$125	$(25)	$7,284

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
U.S. Government agencies	$1,000		$(3)	$997
Obligations of states and political subdivisions	3,444	$63	(24)	3,483
Government guaranteed mortgage-backed securities	7,160	24	(64)	7,120

	$11,604	$87	$(91)	$11,600

        There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2001, 2000 and 1999.

        The amortized cost and estimated market value of investment securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Within one year	$2,052	$2,080	$30	$30
After one year through five years	4,015	4,200
After five years through ten years	703	730	90	90
After ten years	27,458	27,152	3,294	3,375

	34,228	34,162	3,414	3,495
Investment securities not due at a single maturity date:
Government guaranteed mortgage-backed securities	27,629	27,485	3,770	3,789
SBA loan pools	4,339	4,223
Federal Reserve Bank stock	302	302
Federal Home Loan Bank stock	961	961
Pacific Coast Bankers' Bank stock	325	325

	$67,784	$67,458	$7,184	$7,284

        Investment securities with amortized costs totaling $22,938,000 and $40,060,000 and market values totaling $22,978,000 and $39,592,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements at December 31, 2001 and 2000, respectively.

4.    LOANS AND LEASES

        Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2001	2000
Commercial	$64,931	$38,854
Real estate—mortgage	235,981	217,095
Real estate—construction	72,051	59,106
Agricultural	8,574	5,025
Lease financing	3,496	3,982
Installment	4,461	6,051

	389,494	330,113
Deferred loan and lease origination fees, net	(1,060)	(862)
Allowance for loan and lease losses	(5,097)	(4,395)

	$383,337	$324,856

        Certain loans have been pledged to secure borrowing arrangements (see Note 8).

        Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999
Balance, beginning of year	$4,395	$3,794	$2,988
Provision charged to operations	925	380	920
Losses charged to allowance	(315)	(349)	(284)
Recoveries	92	570	170

Balance, end of year	$5,097	$4,395	$3,794

        The recorded investment in loans and leases that were considered to be impaired totaled $2,576,000 and $803,000 at December 31, 2001 and 2000, respectively. The related allowance for loan and lease losses for these loans and leases at December 31, 2001 and 2000 was $244,000 and $35,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2001, 2000 and 1999 was $2,486,000, $693,000 and $952,000, respectively. The Company recognized $27,000, $26,000 and $3,000 in interest income on a cash basis on impaired loans and leases during these same periods.

        At December 31, 2001 and 2000, nonaccrual loans and leases totaled $2,656,000 and $1,121,000, respectively. Interest foregone on nonaccrual loans and leases totaled $237,000, $81,000 and $27,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Salaries and employee benefits totaling $1,266,000, $1,425,000 and $1,055,000 have been deferred as loan and lease origination costs during 2001, 2000 and 1999, respectively.

5.    PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2001	2000
Land	$2,672	$2,708
Buildings and improvements	7,159	7,090
Furniture, fixtures and equipment	8,663	7,958
Leasehold improvements	552	529
Construction in progress	1,501	151

	20,547	18,436
Less accumulated depreciation and amortization	(8,031)	(6,758)

	$12,516	$11,678

        Depreciation and amortization included in occupancy and equipment expense totaled $1,318,000, $1,127,000 and $1,044,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

        Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2001	2000
Accrued interest receivable	$2,949	$3,360
Deferred tax assets, net (Note 13)	2,965	2,308
Cash surrender value of officer life insurance policies (Note 15)	2,875	2,839
Core deposit intangibles, net (Note 2)	316	373
Prepaid expenses	1,205	1,040
Other	1,239	1,568

	$11,549	$11,488

7.    INTEREST-BEARING DEPOSITS

        Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2001	2000
Savings	$31,770	$28,869
NOW accounts	58,232	52,841
Money market	55,865	44,625
Time, $100,000 or more	87,169	86,363
Other time	115,633	139,792

	$348,669	$352,490

        Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2002	$190,686
2003	9,438
2004	1,977
2005	633
2006	51
Thereafter	17

$202,802

        Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999
Savings	$446	$693	$647
NOW accounts	487	690	613
Money market	1,378	1,598	1,221
Time, $100,000 or more	4,238	3,715	2,256
Other time	6,925	7,522	5,654

	$13,474	$14,218	$10,391

8.    BORROWING ARRANGEMENTS

  Short-Term

        The Company has $12,000,000 in unsecured borrowing arrangements with three of its correspondent banks. At December 31, 2001, there was $2,000,000 in short-term borrowings bearing an interest rate of 1.5% under these arrangements. An advance totaling $150,000 was outstanding from Pacific Coast Bankers' Bank at December 31, 2000 bearing an interest rate of 10.5%.

        At December 31, 2001, the Company could also borrow up to $35,661,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by investment securities with amortized costs totaling $7,127,000 and estimated market values totaling $7,202,000 and mortgage loans with carrying values totaling approximately $49,280,000. There were no borrowings outstanding under this arrangement at December 31, 2001 and 2000, respectively.

        During 2001, the Company entered into an agreement with Pacific Coast Bankers' Bank to establish a $5,000,000 revolving line of credit with a variable interest rate of prime plus .75% and maturity date of March 22, 2002, secured by 592,070 shares of Western Sierra National Bank stock and 51 shares of Lake Community Bank stock. There were no advances on the line of credit at December 31, 2001.

        On January 31, 2000, the Company entered into an agreement with a director to establish an unsecured revolving line of credit allowing the Company to borrow up to $750,000 with a fixed interest rate of 8% and maturity date of March 1, 2002. There were no advances on the line of credit at December 31, 2001. Advances on the line of credit totaled $500,000 at December 31, 2000.

        On March 23, 1999, the Company's Employee Stock Ownership Plan entered into an agreement with a director to establish a $300,000 revolving line of credit with a fixed interest rate of 8.5% and maturity date of March 23, 2002. The loan is guaranteed by Western Sierra Bancorp. Advances on the line of credit totaled $300,000 at December 31, 2001 and 2000, respectively.

  Long-Term

        On April 19, 2000, the Company's Employee Stock Ownership Plan entered into an agreement with a director to establish a $200,000 revolving line of credit with a fixed interest rate of 8.5% and maturity date of April 19, 2003. The loan is guaranteed by Western Sierra Bancorp. Advances on the line of credit totaled $100,000 and $200,000 at December 31, 2001 and 2000, respectively.

9.    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its administrative office and certain of its branch offices under noncancelable operating leases. These leases expire on various dates through 2007 and have various renewal options ranging from five to ten years. Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments and sublease rental income are as follows (dollars in thousands):

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income
2002	$492	$68
2003	452	51
2004	417	7
2005	355	7
2006	295	7
Thereafter	202	6

	$2,213	$146

        Rental expense included in occupancy expense totaled $453,000, $381,000 and $361,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

        The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2001	2000
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$6,537	$4,853
Commercial real estate, construction and land development commitments:
Secured by real estate	72,527	59,171
Not secured by real estate	746	876
Other commercial commitments not secured by real estate	31,686	25,576
Agricultural commitments	5,042	4,191
Other commitments	4,154	3,912

	$120,692	$98,579

Letters of credit	$978	$2,574

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

        In management's judgment, a concentration exists in real estate-related loans which represented approximately 79% and 84% of the Company's loan portfolio at December 31, 2001 and 2000, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. Personal and business income represent the primary source of repayment for a majority of these loans and leases.

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

  Federal Reserve Requirement

        Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The reserve balances held by the Company's banking subsidiaries with the Federal Reserve Bank totaled $25,000 and $1,631,000 at December 31, 2001 and 2000, respectively.

  Correspondent Banking Agreements

        The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements. Uninsured deposits totaled $2,356,000 at December 31, 2001.

10.  MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUSTS

  Guaranteed Preferred Beneficial Interest Securities of Western Sierra Statutory Trusts

        Western Sierra Statutory Trust I (Trust I) and Western Sierra Statutory Trust II (Trust II) are Connecticut statutory business trusts formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

        In July and December 2001, the Company issued to Trust I and Trust II subordinated deferrable interest debentures due July 31, 2031 and December 18, 2031, respectively. Simultaneously, Trust I and

Trust II issued 6,000 and 10,000 floating rate capital securities, with liquidation values of $1,000 per security, for gross proceeds of $16,000,000. The subordinated debentures represent the sole assets of the Trusts. The subordinated debentures are redeemable by the Company, subject to the receipt by the Company of prior approval from the Federal Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB. The Company may redeem Trust I on any July 31st on or after July 31, 2006. The Company may redeem Trust II on any December 18 on or after December 18, 2006. The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The floating rate capital securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on July 31, 2031 and December 18, 2031.

        Holders of the securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on each set of capital securities and debentures are the same and are computed on a 360-day basis. For the $6,000,000 in debentures and capital securities issued in July 2001, the rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.58%, with a maximum rate of 12.5% annually, adjustable quarterly. For the $10,000,000 in debentures and capital securities issued in December 2001, the rate is LIBOR plus 3.60%, with a maximum rate of 12.5% annually, adjustable quarterly.

11.  SHAREHOLDERS' EQUITY

  Dividends

        Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2001, the subsidiaries had $11,842,000 in retained earnings available for dividend payments to the Company.

  Earnings Per Share

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
December 31, 2001
Basic earnings per share	$5,436	3,597,493	$1.51

Effect of dilutive stock options		89,326

Diluted earnings per share	$5,436	3,686,819	$1.47

December 31, 2000
Basic earnings per share	$3,884	3,591,417	$1.08

Effect of dilutive stock options		59,082

Diluted earnings per share	$3,884	3,650,499	$1.06

December 31, 1999
Basic earnings per share	$3,308	3,551,079	$.93

Effect of dilutive stock options		114,395

Diluted earnings per share	$3,308	3,665,474	$.90

        Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock option grants for the issuance of 3,500 shares were not included in the computation of diluted earnings per share during the third quarter of the year ended December 31, 2001. Stock options not included in the computation of diluted earnings per share ranged from 18,262 during the first quarter to 79,780 for the remainder of the year ended December 31, 2000. There were no stock options excluded from the calculation of diluted earnings per share in 1999.

  Stock Options

        In 1999, 1997, 1990 and 1989, the Board of Directors adopted stock option plans for which 365,952 shares of common stock remain reserved for issuance to employees and Directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Outstanding options under the 1997 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for options granted under its stock option plans. Had compensation cost for the plans been determined based on the fair value at grant date for awards in 2001, 2000, 1999 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Compensation expense is recognized in the years in which the options become vested.

	Year Ended December 31,
	2001	2000	1999
	(dollars in thousands, except per share data)
Net earnings—as reported	$5,436	$3,884		$3,308
Net earnings—pro forma	$5,259	$3,748		$3,106
Basic earnings per share—as reported	$1.51	$1.08	$	..93
Basic earnings per share—pro forma	$1.46	$1.04		$.87
Diluted earnings per share—as reported	$1.47	$1.06	$	..90
Diluted earnings per share—pro forma	$1.43	$1.03		$.85

        The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	December 31, 2001	December 31, 2000	December 31, 1999
Dividend yield (not applicable)
Expected volatility	79.36%	85.68%	78.10%
Risk-free interest rate	5.23%-5.68%	5.85%-6.50%	5.48%-5.58%
Expected option life	10 years	10 years	10 years

        A summary of the combined activity within the plans follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding beginning of year	305,012	$8.77	345,639	$8.42	381,653	$6.84
Options granted	93,859	$13.94	43,289	$9.81	100,837	$10.59
Options exercised	(77,577)	$6.56	(64,534)	$7.04	(107,893)	$5.84
Options canceled	(24,557)	$11.79	(19,382)	$10.70	(28,958)	$8.16

Options outstanding, end of year	296,737	$10.73	305,012	$8.77	345,639	$8.42

Options exercisable, end of year	197,824	$9.64	233,609	$8.32	254,463	$7.90

Weighted average fair value of options granted during the year		$7.28		$5.66		$6.41

        A summary of options outstanding at December 31, 2001 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2001	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2001
$3.99 - $7.41	59,828	4.3 years	59,828
$9.98 - $10.95	95,314	6.8 years	77,127
$11.01 - $15.90	141,595	8.4 years	60,869

	296,737		197,824

  Common Stock Repurchase Program

        During 2001 and 1999, the Board of Directors authorized the repurchase of up to 329,000 and 30,000 shares, respectively, of the Company's common stock. Repurchases were generally made in the open market at market prices. At December 31, 2001, approximately 166,000 shares authorized under the 2001 plan remain available for repurchase. The repurchase is in contemplation of reissuing such shares as part of the Company's recurring declaration of annual stock dividends.

  Regulatory Capital

        The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following page. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiaries meet all their capital adequacy requirements as of December 31, 2001 and 2000.

        In addition, the most recent notifications from the OCC and FDIC categorized each of the banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banking subsidiaries must maintain minimum total risk-based,

Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the categories.

	2001		2000
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage Ratio
Western Sierra Bancorp and Subsidiaries	$53,000	10.2%	$36,034	7.9%
Minimum regulatory requirement	$20,752	4.0%	$18,230	4.0%
Western Sierra National Bank	$31,912	7.8%	$24,841	6.9%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action	$20,444	5.0%	$17,978	5.0%
Minimum regulatory requirement	$16,355	4.0%	$14,382	4.0%
Lake Community Bank	$8,621	8.4%	$9,039	9.7%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action	$5,135	5.0%	$4,673	5.0%
Minimum regulatory requirement	$4,108	4.0%	$3,738	4.0%
Tier 1 Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$53,000	12.4%	$36,034	9.8%
Minimum regulatory requirement	$17,106	4.0%	$14,662	4.0%
Western Sierra National Bank	$31,912	9.8%	$24,841	9.2%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action	$19,608	6.0%	$16,215	6.0%
Minimum regulatory requirement	$13,072	4.0%	$10,810	4.0%
Lake Community Bank	$8,621	9.2%	$9,039	9.7%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action	$5,619	6.0%	$5,595	6.0%
Minimum regulatory requirement	$3,746	4.0%	$3,730	4.0%
Total Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$60,847	14.2%	$40,429	11.0%
Minimum regulatory requirement	$34,213	8.0%	$29,324	8.0%
Western Sierra National Bank	$35,688	10.9%	$27,961	10.3%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action	$32,681	10.0%	$27,024	10.0%
Minimum regulatory requirement	$26,145	8.0%	$21,619	8.0%
Lake Community Bank	$9,792	10.5%	$10,206	10.9%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action	$9,365	10.0%	$9,324	10.0%
Minimum regulatory requirement	$7,492	8.0%	$7,459	8.0%

12.  OTHER EXPENSES

        Other expenses consisted of the following (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999
Professional fees	$1,532	$799	$810
Data processing	496	621	585
Stationery and supplies	432	410	255
Advertising and promotion	218	245	166
Other real estate			102
Other operating expenses	2,891	2,522	2,939

	$5,569	$4,597	$4,857

        Professional fees include amounts paid to outside vendors to perform accounting, data processing, courier and other deposit related services for companies maintaining large non-interest bearing deposits with the Company. Total costs incurred are dependent upon the volume of deposits and totaled $369,000, $376,000 and $300,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During the same periods the companies maintained average available balances of $17,259,000, $14,376,000 and $12,718,000, respectively. The companies' non-interest bearing deposits at December 31, 2001 and 2000 totaled $20,577,000 and $14,666,000, respectively.

13.  INCOME TAXES

        The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (dollars in thousands):

	Federal	State	Total
2001
Current	$3,006	$993	$3,999
Deferred	(610)	(151)	(761)

Income tax expense	$2,396	$842	$3,238

2000
Current	$1,469	$612	$2,081
Deferred	186	65	251

Income tax expense	$1,655	$677	$2,332

1999
Current	$1,482	$595	$2,077
Deferred	(358)	(118)	(476)

Income tax expense	$1,124	$477	$1,601

        Deferred tax assets (liabilities) are comprised of the following at December 31, 2001 and 2000 (dollars in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Allowance for loan and lease losses	$1,882	$1,501
Deferred compensation	591	366
Net operating loss carryforward	40	60
Future benefit of State tax deduction	364	219
Loans held for sale		16
Organization costs	336	339
Deposit purchase premium	39	30
Unrealized loss on available-for-sale investment securities	111	215
Other	19	22

Total deferred tax assets	3,382	2,768

Deferred tax liabilities:
Future liability of State deferred tax assets	(209)	(158)
Adjustment for change in tax accounting method	(29)	(72)
Federal Home Loan Bank stock dividends	(139)	(170)
Premises and equipment		(20)
Other	(40)	(40)

Total deferred tax liabilities	(417)	(460)

Net deferred tax assets	$2,965	$2,308

        As of December 31, 2001, the Company has Federal net operating loss carryforwards totaling $117,000 which were acquired as a result of the merger with R1CB. The loss carryforwards are limited to approximately $59,000 per year and expire in 2004.

        The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2001		2000		1999
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Federal income tax expense, at statutory rate	$2,949	34.0	$2,113	34.0	$1,669	34.0
State franchise tax, net of Federal tax effect	622	7.1	471	7.6	341	6.9
Benefit of tax-exempt income	(383)	(4.4)	(256)	(4.1)	(343)	(7.0)
Tax-exempt income from life insurance policies	(16)	(.2)	(22)	(.3)	(61)	(1.3)
Other	66.8		26.3		(5)

Total income tax expense	$3,238	37.3	$2,332	37.5	$1,601	32.6

14.  RELATED PARTY TRANSACTIONS

        During the normal course of business, the Company enters into transactions with related parties, including directors. These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

        The following is a summary of the aggregate activity involving related parties during 2001 (dollars in thousands):

Borrowings
Balance, January 1, 2001	$12,030
Disbursements	1,423
Amounts repaid	(5,454)

Balance, December 31, 2001	$7,999

Undisbursed commitments to related parties, December 31, 2001	$2,230

Deposits
Average outstanding deposits from related parties for the year ended
December 31, 2001	$4,150

  Loans to the Company

        The Company's Employee Stock Ownership Plan established revolving lines of credit in the amount of $200,000 and $300,000 with a director during 2000 and 1999, respectively (see Notes 8 and 15).

        The Company entered into an agreement with a director to establish an unsecured revolving line of credit in the amount of $750,000 during 2000 (see Note 8).

15.  BENEFIT PLANS

  Profit Sharing Plan

        The Western Sierra Bancorp and Subsidiaries 401KSOP is available to employees meeting certain service requirements. Under the plan, employees may defer a selected percentage of their annual compensation. The contribution to the plan is discretionary and is allocated as follows:

  •
  A matching contribution to be determined by the Board of Directors each plan year under which a percentage of each participant's contribution is matched.

  •
  Additional employer contributions to the plan may be made at the discretion of the Board of Directors and shall be allocated in the same ratio as each participant's contribution bears to total compensation.

        Employer contributions totaled $90,000, $56,000 and $80,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Employee Stock Ownership Plan

        The Employee Stock Ownership Plan (ESOP) is designed to invest primarily in securities of the Company purchased on the open market. The purchase of shares is funded through contributions to the ESOP by the Company and loans from certain members of the Board of Directors (see Note 8). Contributions to the plan are at the sole discretion of the Board of Directors and are limited on a participant-by-participant basis to the lesser of $30,000 or 25% of the participant's compensation for the plan year. Compensation is defined as all compensation paid during the plan year which is considered to be W-2 income, to include amounts deferred under the Company's 401KSOP. Employer contributions vest at a rate of 20% per year after two years of employment. Employee contributions are not permitted. Benefits may be distributed in the form of qualifying Company securities or cash. However, participants have the right to demand that their benefits be distributed in the form of qualifying Company securities.

        During 1999, the ESOP purchased 20,492 shares of the Company's common stock with the proceeds of a $300,000 loan to the ESOP by a member of the Board of Directors. During 2000, the ESOP purchased 17,423 shares of the Company's common stock with the proceeds of a $200,000 loan to the ESOP by a member of the Board of Directors. Interest expense related to these loans totaled $37,000, $40,000 and $17,000 during the years ended December 31, 2001 2000 and 1999, respectively.

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

        Compensation expense of $201,000, $152,000 and $179,000 was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

        Allocated, committed-to-be-released and unallocated ESOP shares as of December 31, 2001, 2000 and 1999, adjusted for stock dividends, were as follows (dollars in thousands):

	2001	2000	1999
Allocated	44,407	28,967	25,278
Committed-to-be released	14,303	20,014	3,689
Unallocated	32,482	35,358	20,493

Total ESOP shares	91,192	84,339	49,460

Fair value of unallocated shares	$528	$362	$265

  Salary Continuation Plan

        Under the salary continuation plan, the Company is obligated to provide seven key executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the executives. The estimated present value of these future benefits are accrued over the period from the effective date of the plan until the executives' expected retirement dates. The expense recognized under this plan totaled $132,000, $186,000 and $206,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Under this plan, the Company invested in single premium life insurance policies with cash surrender values totaling $2,875,000 and $2,839,000 at December 31, 2001 and 2000, respectively. On the consolidated balance sheet, the cash surrender value of life insurance polices is included in accrued interest receivable and other assets. Income on these policies, net of expense, totaled $47,000, $66,000 and $193,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Director Retirement Plan

        During 2001, the Board of Directors approved a retirement plan for certain directors electing early retirement from the Company. The plan provides for annual payments of $7,200 for ten years and became effective with their retirement on June 30, 2001. The estimated present value of these future payments, totaling $266,000, is included in other expense in the consolidated statement of income.

16.  COMPREHENSIVE INCOME

        Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders' equity.

        At December 31, 2001, 2000 and 1999, the Company held securities classified as available-for-sale which had unrealized gains (losses) as follows (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2001
Other comprehensive income:
Unrealized holding gains	$340	$(149)	$191
Less: reclassification adjustment for gains included in net income	120	(45)	75

Net unrealized holding gains	$220	$(104)	$116

For the Year Ended December 31, 2000
Other comprehensive income:
Unrealized holding gains	$2,479	$(866)	$1,613
Less: reclassification adjustment for gains included in net income	10	(4)	6

Net unrealized holding gains	$2,469	$(862)	$1,607

For the Year Ended December 31, 1999
Other comprehensive loss:
Unrealized holding losses	$(3,306)	$1,186	$(2,120)
Less: reclassification adjustment for losses included in net income	(66)	27	(39)

Net unrealized holding losses	$(3,240)	$1,159	$(2,081)

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

        The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2001 and 2000:

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

        Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts:    The fair value of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts was determined based on the current market value for like kind instruments of a similar maturity and structure.

        Commitments to extend credit:    Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no difference between the commitment amounts and their fair values. Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

        The estimated fair value of the Company's financial instruments are as follows (dollars in thousands):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$17,273	$17,273	$24,382	$24,382
Federal funds sold	5,765	5,765	27,570	27,570
Interest-bearing deposits in banks	396	396	495	495
Loans held for sale	5,128	5,144	3,349	3,385
Trading and investment securities	74,658	74,758	70,785	70,781
Loans and leases	383,337	403,064	324,856	332,483
Accrued interest receivable	2,949	2,949	3,360	3,360
Cash surrender value of life insurance policies	2,875	2,875	2,839	2,839
Financial liabilities:
Deposits	$448,631	$450,657	$433,771	$434,200
Short-term borrowings	2,300	2,300	950	950
Long-term debt	100	100	200	200
Manditorily redeemable cumulative trust preferred securities	16,000	16,000
Accrued interest payable	1,005	1,005	1,496	1,496
Off-balance-sheet financial instruments:
Commitments to extend credit	$120,692	$120,692	$98,579	$98,579
Letters of credit	978	978	2,574	2,574

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2001 and 2000

(Dollars in thousands)

	2001	2000
ASSETS
Cash and due from banks	$10,344	$170
Investment in subsidiaries	41,205	33,982
Trading securities	16	15
Available-for-sale investment securities	821	21
Premises and equipment	3,132	1,919
Other assets	2,011	1,599

Total assets	$57,529	$37,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Short-term borrowings	$300	$950
Long-term debt	100	200
Accrued expenses and other liabilities	722	419

Total liabilities	1,122	1,569

Subordinated debentures due to non-bank subsidiaries	16,496
Shareholders' equity:
Common stock	20,926	20,553
Retained earnings	19,600	16,415
Unearned ESOP shares	(400)	(500)
Accumulated other comprehensive loss	(215)	(331)

Total shareholders' equity	39,911	36,137

Total liabilities and shareholders' equity	$57,529	$37,706

STATEMENT OF INCOME

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999
Income:
Dividends declared by subsidiaries-eliminated in consolidation	$2,000	$1,000	$1,850
Management and service fees from subsidiaries	2,876	2,729	1,079
Interest income	1	1
Trading securities income	1	30	42

Total income	4,878	3,760	2,971

Expenses:
Salaries and benefits	2,526	2,884	1,521
Occupancy and equipment	739	357	69
Data processing fees	367	427	364
Postage expense	132	124	3
Interest expense	274	69	12
Professional fees	966	89	138
Director fees and retirement expense	316	64	55
Merger costs		498	194
Other expenses	330	403	119

Total expenses	5,650	4,915	2,475

(Loss) income before equity in undistributed income of subsidiaries	(772)	(1,155)	496
Equity in undistributed income of subsidiaries	5,173	4,271	2,262

Income before income tax benefit	4,401	3,116	2,758
Income tax benefit	1,035	768	550

Net income	$5,436	$3,884	$3,308

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$5,436	$3,884	$3,308
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(5,173)	(4,271)	(2,262)
(Increase) decrease in trading securities	(1)	160	(170)
Compensation costs associated with the ESOP	100
Depreciation	451	296	12
Increase in other assets	(409)	(8)	(731)
Increase in other liabilities	303	16	232

Net cash provided by operating activities	707	77	389

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(700)		(172)
Proceeds from the sale of available-for-sale investment securities		149
Proceeds from called available-for-sale investment securities			2
Increase in construction in progress	(1,353)	(142)	(6)
Purchases of premises and equipment	(311)	(1,422)	(54)
Investment in subsidiaries	(1,996)	(120)

Net cash used in investing activities	(4,360)	(1,535)	(230)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	(650)	650	(150)
Repurchase of common stock	(2,418)	(400)	(26)
Repayment of ESOP borrowings	(100)	200	300
Purchase of unearned ESOP shares		(200)	(300)
Payments for fractional shares	(9)	(12)	(21)
Proceeds from exercise of stock options	508	450	515
Proceeds from issuance of subordinated debentures to non-bank subsidiaries	16,496

Net cash provided by financing activities	13,827	688	318

Net increase (decrease) in cash and cash equivalents	10,174	(770)	477
Cash and cash equivalents at beginning of year	170	940	463

Cash and cash equivalents at end of year	$10,344	$170	$940

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$198	$32	$12
Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$220	$2,469	$(3,240)
Proceeds and tax benefit from stock issuance from Lake Community Bank prior to merger			$159
Repurchase of common stock from Lake Community Bank prior to merger			$(27)
Payment of cash dividend by Sentinel Community Bank prior to merger		$164

Quarterly Results

UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA

(dollars in thousands)

	Q4 2001	Q3 2001	Q2 2001	Q1 2001	Q4 2000	Q3 2000	Q2 2000	Q1 2000
Net interest income	$6,054	$5,645	$5,194	$5,135	$5,060	$5,048	$4,844	$4,501
Provision for credit losses	(300)	(290)	(245)	(90)	100	(140)	(180)	(160)
Other operating income	1,484	1,431	1,448	1,088	1,087	1,035	801	822
Other operating expenses	4,669	4,568	4,330	4,313	4,377	3,908	4,674	3,643

Income from before income taxes	2,569	2,218	2,067	1,820	1,870	2,035	791	1,520
Provision for income taxes	1,000	800	752	686	824	729	247	532

Net income	$1,569	$1,418	$1,315	$1,134	$1,046	$1,306	$544	$988

Per share:
Basic earnings per share:	0.44	0.40	0.36	0.31	0.32	0.33	0.15	0.28
Diluted earnings per share:	0.42	0.39	0.35	0.31	0.31	0.33	0.15	0.27

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

        (b)    Reports on Form 8-K

    A Form 8-K relating to the acquisition of Central California Bank was filed on November 15, 2001 and incorporated by reference.

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
10.	Material Contracts of Registrant filed in the registration statement of Registrant on Form S-4 filed on March 24, 2000 as Exhibits 10.1 through 10.19 and are incorporated here by this reference
11.	Statement re: computation of per share earnings is included in Note 10 to the financial statements included as item 9.
21.
Subsidiaries of the registrant are Western Sierra National Bank, a national banking association, and Lake Community Bank, a California banking corporation. Western Sierra National Bank also does business as Roseville 1st National Bank—a branch of Western Sierra bank, and Sentinel Community
22.
Various required consents are filed with the registration statement of the Registrant on Form S-4 as Exhibit 23 filed on February 28, 2002 and Form S-4A as Exhibit 24 filed February 27, 2002 and incorporated by reference.
23.1	Consent of Perry-Smith LLP
23.2	Consent of Moss Adams LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN SIERRA BANCORP
By:	/s/ GARY D. GALL Gary D. Gall President and Chief Executive Officer (Principal Executive Officer)	Dated: March 29, 2002
And By:	/s/ DAMON WOODWARD Damon Woodward Vice President Controller (Principal Financial Officer and Principal Accounting Officer)	Dated: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BARBARA L. COOK Barbara L. Cook, Director	Dated: March 29, 2002
/s/ WILLIAM J. FISHER William J. Fisher, Director	Dated: March 29, 2002
/s/ HAROLD S. PRESCOTT Harold S. Prescott, Director	Dated: March 29, 2002
/s/ OSVALDO I. SCARIOT Osvaldo I. Scariot, Director	Dated: March 29, 2002
/s/ ALAN J. KLEINERT Alan J. Kleinert, Director	Dated: March 29, 2002
/s/ HOWARD A. JAHN Howard A. Jahn, Director	Dated: March 29, 2002

/s/ THOMAS MANZ Thomas Manz, Director	Dated: March 29, 2002
/s/ LAWRENCE DAVIS Lawrence Davis, Director	Dated: March 29, 2002
/s/ DOUGLAS A. NORDELL Douglas A. Nordell, Director	Dated: March 29, 2002
/s/ CHARLES W. BACCHI Charles W. Bacchi, Director and Chairman of the Board	Dated: March 29, 2002

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Description of Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
  Item 5. Market Price & Dividends
  Item 6. Selected Financial Data
  Item 7. Management's Discussion & Analysis
  Item 7a. Quantitative & Qualitative Disclosure About Market Risk
  Item 8. Financial Statements & Supplementary Data
INDEPENDENT AUDITOR'S REPORT
WESTERN SIERRA BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2001 and 2000 (Dollars in thousands)
WESTERN SIERRA BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands, except per share data)
WESTERN SIERRA BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
WESTERN SIERRA BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
WESTERN SIERRA BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
WESTERN SIERRA BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
SIGNATURES