Form 10-Q
period 2002-03-31
WESTERN SIERRA BANCORP
filed 2002-05-15
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25979

Western Sierra Bancorp
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0390121 (I.R.S. Employer Identification No.)
4080 Plaza Goldorado Plaza Cameron Park, California (Address of principal executive offices)	95682 (Zip code)

Registrant's telephone number, including area code: (530) 677-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2002 there were 3,783,007 shares outstanding of the Registrant's common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Western Sierra Bancorp and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	March 31, 2002	December 31, 2001
	(Dollars in Thousands)
Assets:
Cash and due from banks	$20,391	$17,273
Federal funds sold	35,495	5,765

Cash and cash equivalents	55,886	23,038

Interest-bearing deposits in banks		396
Loans held for sale	4,295	5,128
Investment securities:
Trading	20	16
Available-for-sale (amortized cost $63,693 in 2002 and $67,784 in 2001)	63,173	67,458
Held-to-maturity (market value of $6,656 in 2002 and $7,284 in 2001)	6,570	7,184

Total investment securities	69,763	74,658

Portfolio loans and leases:
Real estate—mortgage	244,264	235,981
Real estate—construction	68,943	72,051
Commercial	63,184	64,931
Agricultural	8,835	8,574
Installment	4,087	4,461
Lease financing	3,068	3,496

Total loans and leases	392,381	389,494

Deferred loan and lease fees, net	(1,118)	(1,060)
Allowance for loan and lease losses	(5,229)	(5,097)

Net loans and leases	386,034	383,337

Premises and equipment	13,644	12,516
Other real estate	614
Other assets	12,044	11,549

Total assets	$542,280	$510,622

Liabilities:
Non-interest bearing	$117,661	$99,962
Interest bearing:
NOW, money market and savings	149,739	145,867
Time, $100 thousand or more	94,396	87,169
Other time	113,220	115,633

Total deposits	475,016	448,631
Borrowed funds	5,000	2,400
Other liabilities	4,598	3,680

Total liabilities	484,614	454,711

Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts	16,000	16,000
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued	—	—
Common stock—no par value; 10,000,000 shares authorized; issued 3,528,739 shares in 2002 and 3,634,538 in 2001	20,944	20,926
Retained earnings	21,416	19,600
Unearned ESOP shares	(350)	(400)
Accumulated other comprehensive loss	(344)	(215)

Total shareholders' equity	41,666	39,911

Total liabilities and shareholders' equity	$542,280	$510,622

See notes to unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Dollars in thousands, except for per share data)
Interest Income:
Interest and fees on loans	$7,444	$7,706
Interest on investment securities:
Taxable	569	876
Exempt from federal taxes	362	228
Interest on Federal funds sold	53	519

Total interest income	8,428	9,329

Interest expense:
Interest on deposits	2039	4,173
Interest on borrowed funds	247	21

Total interest expense	2,286	4,194

Net interest income	6,142	5,135
Provision for loan and lease losses	400	90

Net interest income after provision for loan and lease losses	5,742	5,045

Non-interest income:
Service charges and fees	650	526
Gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	759	495
Gain on sale of investment securities	6	1
Other income	75	66

Total non-interest income	1,490	1,088

Other expenses:
Salaries and benefits	2,540	2,324
Occupancy and equipment	565	659
Other expenses	1,564	1,330

Total other expenses	4,669	4,313

Income before income taxes	2,563	1,820
Income taxes	747	686

Net income	$1,816	$1,134

Basic earnings per share	$.51	$.31

Diluted earnings per share	$.50	$.31

See notes to unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,816	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	400	90
Depreciation and amortization	347	319
Net increase in trading securities	(4)
Amortization (accretion) of investment security premiums	93	(285)
Gain on sale of securities	(6)	(1)
Loss on disposition of equipment	49
Increase in cash surrender value of life insurance policies	(20)
Compensation costs associated with the Company's ESOP	50
Decrease in loans held for sale	833	281
Deferred loan and lease origination fees, net	58	(13)
Decrease in other assets	514	1,895
Increase (decrease) in other liabilities	867	(1,176)

Net cash provided by operating activities	4,997	2,244

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	396	99
Proceeds from the sale and call of available-for-sale investment securities	1,000	6,275
Proceeds from the maturity of available-for-sale investment securities	500	500
Proceeds from the call of held-to-maturity investment securities		1,000
Proceeds from the principal payments on available-for-sale mortgage-backed and SBA securities	2,521	466
Proceeds from principal payments on held-to-maturity mortgage-backed securities	596	537
Purchase of available-for-sale investment securities		(9,528)
Net increase in loans and leases	(3,770)	(5,824)
Purchases of premises and equipment	(1,558)	(332)
Proceeds from sale of equipment	48

Net cash used in investing activities	(267)	(6,807)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	28,632	10,440
Net (decrease) in time deposits	(2,247)	(5,520)
Net increase in short-term borrowings	2,700	875
Repayment of ESOP borrowing	(50)
Purchase of life insurance policies at cash value	(935)
Proceeds from exercised stock options	18

Net cash provided by financing activities	28,118	5,795

Net increase in cash and cash equivalents	32,848	1,232
Cash and cash equivalents at beginning of year	23,038	51,952

Cash and cash equivalents at end of period	$55,886	$53,184

Supplemental disclosures:
Cash paid during period for:
Income taxes	$922	$0
Other rear estate acquired through foreclosure	$614	$0
Interest	$2,425	$4,324

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of Western Sierra Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 2001 Annual Report to Shareholders.

        The consolidated financial statements include the accounts of the Company its wholly owned bank subsidiaries, Western Sierra National Bank (WSNB) and Lake Community Bank (LCB) and its two wholly owned nonblank subsidiaries, Western Sierra Trust I and Western Sierra Trust II. During the first quarter of 2002, the Company formed and funded WSNB Investment Trust. WSNB Investment Trust was created as an operating subsidiary of WSNB for the purpose of investing in, holding, and managing certain participation interests in real estate secured and non-real estate secured loans. The Company created this subsidiary to enable WSNB to segregate certain assets for management purposes, to provide WSNB with the flexibility to raise regulatory capital in the future through the sale of preferred stock and other capital-enhancing securities in WSNB Investment Trust, and to confer certain state tax benefits. WSNB contributed loans with a book value of $168.1 million in exchange for 100% of the common stock and the Company and WSNB contributed $250,000 on cash for 100% of the preferred stock of WSNB Investment Trust. All significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    Earnings per Share

        Basic earnings per share (EPS), which excludes dilution, is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock that shares in the earnings of the Company. Earnings per share is retroactively adjusted for stock dividends for all periods presented. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows (dollars in thousands, except for per share data).

	Three Months Ended
	March 31, 2002	March 31, 2001
Basic EPS Computation:
Numerator—net income	$1,816	$1,134
Denominator—weighted average number of shares outstanding	3,528,562	3,621,221

Basic earnings per share	$.51	$.31

Diluted EPS Computation:
Numerator—net income	$1,816	$1,134
Denominator—
Weighted average number of shares outstanding	3,528,562	3,621,221
Effect of dilutive stock options	133,828	88,404

	3,662,390	3,709,625

Diluted earnings per share	$.50	$.31

3.    Stock Repurchase Plans

        On June 21, 2001, the Company announced that its Board of Directors approved a plan to repurchase up to 5% (or 160,000 shares) of the Company's common stock. During the year 2001, the Company completed its repurchase at an average price of $14.84 per share. The repurchase was in contemplation of reissuing such shares as part of the Company's recurring declaration of a 5% annual stock dividends.

        On October 23, 2001, the Company announced that its Board of Directors approved a second repurchase plan to repurchase up to 165,000 shares of the Company's common stock for the same reason. No shares have been repurchased to date. This plan will expire on May 31, 2002.

4.    Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations which are to be accounted for using a single method—the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

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

        Western Sierra accounted for the acquisitions of Roseville First National Bank, Lake Community Bank and Sentinel Community as pooling of interests. The proposed acquisition of Central California Bank will be treated in accordance with the abovementioned SFAS 141 and 142.

5.    Acquisition of Central California Bank

        On April 1, 2002 the Company consummated its acquisition of Central California Bank. The acquisition will be accounted for as a purchase and the acquired assets and liabilities assumed will be recorded at estimated fair value. The Company is in the process of identifying intangibles that meet the separability criteria of SFAS No.. 124. The purchase price of $8.6 million was paid in cash and common stock.

6.    Comprehensive Income

        The Company's total comprehensive income was as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
Net income as reported	$1,816	$1,134
Other comprehensive income (net of tax):
Change in unrealized holding gain on available for sale securities	(129)	425

Total comprehensive income	$1,687	$1,559

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

  •
  Credit quality deteriorates which could cause an increase in the provision for loan and lease losses.

  •
  Asset/Liability matching risks and liquidity risks.

  •
  Changes in the securities markets.

  •
  California power shortage.

        For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Forward-Looking Information". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from January 1, 2002 to March 31, 2002. Also discussed are significant trends and changes in the Company's results of operations for the three months ended March 31, 2002, compared to the same periods in 2001. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

General

        Western Sierra Bancorp (the "Company") was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders. In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. In addition, these mergers were accounted for as poolings of interests and accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was merged into Western Sierra National Bank. Also, in May of 2000, Roseville 1st National Bank was merged into Western Sierra National Bank. In October of 2000, Western Sierra National Bank purchased the deposits and certain other assets and liabilities of the Columbia branch of Pacific State Bank. The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

        Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and its deposits are insured to the maximum amount permitted by law by the FDIC. Western Sierra National Bank's head office is located at 4011 Plaza Goldorado Circle, Cameron Park and its branch offices are located at 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 229 South Washington Street, Sonora, 13753-A Mono Way, Sonora, 18711 Tiffeni Drive, Twain Harte, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay, and 22712 Main Street, Columbia

        Roseville 1st National Bank was founded in 1983 as Countryside Thrift and Loan (Countryside). Countryside operated as an industrial loan company until its conversion to a national bank on July 1, 1992. Roseville 1st National Bank was merged into Western Sierra National Bank in May of 2000, and operates as a DBA Roseville 1st National Bank—a branch of Western Sierra National Bank.

        Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Lake Community Bank engages in the general commercial banking business in Lake County in the State of California from its headquarters banking office located at 805 Eleventh Street, Lakeport, California and its branch located at 4280 Main Street, Kelseyville, California.

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

        On November 15, 2001 the Board of Directors entered into a proposed merger agreement with Central California Bank (CCB). Under the agreement, CCB would become a wholly-owned subsidiary of the Company. The merger was completed on April 1, 2002 at the agreed price of $14.10 per share of CCB stock owned at January 30, 2002, or approximately $8,640,000. Each CCB shareholder received a fixed value of $14.10 in cash, the Company's stock or a combination thereof. The merger was accounted for under the purchase method of accounting.

        On March 1, 2002 WSNB formed a non-bank subsidiary, WSNB Investment Trust, a Maryland Real Estate Investment Trust.

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

        Employees.    At March 31, 2002, the Company and its subsidiaries employed 191 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Financial Condition

        The Company has grown from $510.6 million at December 31, 2001 to $542.3 million at March 31, 2002, an increase of $32.3 million. Since the first of the year, total gross loans and leases has increased by $2.9 million, cash and due from banks has increased by $3.1 million and Federal funds sold has increased by $29.7 million. This growth was funded by a decrease in investments of $4.9 million and an increase in deposits of $26.4 million.

Results of Operations

        The Company reported net income of $1.8 million for the three months ended March 31, 2002 (or $0.50 per share, diluted) compared to $1.1 million (or $0.31 per share, diluted) for the same period in 2001. The quarterly earnings represent a $682,000 (or 60%) increase over the same period in 2001.

        Factors contributing to the increase in operating results during the first quarter of 2002 as compared to the first quarter of 2001 include the following:

  •
  An increase in net interest income of $1.0 million over the same quarter in the previous year. The net increase is due to an overall increase in average earning assets and a shift to higher yielding assets (primarily loans) from lower yielding assets (primarily investments). Additionally, there was a transition from higher paying liabilities (primarily certificates of deposit) to lower paying or non-interest paying liabilities (primarily savings and demand deposit accounts).

  •
  An increase in the gain on sale and packaging of residential mortgage loans of $264,000 over the first quarter in the previous year. This increase is primarily due to the decreasing interest rate environment causing individuals to seek refinancing opportunities. Additionally, the Mortgage Department continues its aggressive marketing campaign.

        These increases in income were offset by an increase in salaries and benefits of $216,000 and data processing expenses of $141,000 for the first quarter of 2002 These increases are attributable to internal growth. In addition, occupancy and equipment expense decreased by $94,000.

Net Interest Income

        Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. For the three months ended March 31, 2002, interest income decreased by $901,000 (or 9.6%) over the same period in 2001. However, interest expense on deposit accounts and borrowings decreased $1.9 million (45.5%) over the same three-month period in 2001. Average earning assets yielded 7.12% versus 8.43% a year ago, offset by a decrease in the average cost of funds to 2.46% from 4.66% a year ago. The net interest margin increased 55 basis points to 5.19% from 4.64% for the same period a year ago. The increase in net interest margin is attributed to the Company's ability to reprice deposits to reflect the decreasing interest rate environment during 2001 and the fact that a significant portion of maturing time deposits were reinvested in interest bearing demand or savings deposits.

        The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	March 31, 2002			March 31, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$387,590	$7,444	7.68%	$334,796	$7,706	9.21%
Tax exempt securities	30,070	362	4.81%	18,648	228	4.89%
Taxable securities	40,487	540	5.33%	50,535	852	6.74%
Federal funds sold	12,797	53	1.67%	37,128	519	5.59%
Interest bearing deposits	253	6	9.82%	675	10	5.93%
Other securities	1,994	23	4.50%	933	14	6.00%

Total average earning assets	473,191	8,428	7.12%	442,715	9,329	8.43%

Average non-interest bearing assets	44,093			44,007
Allowance for loan and lease losses	(5,230)			(4,468)

Average total assets	$512,054			$482,254

Interest bearing liabilities:
Interest bearing demand and savings deposits	$149,171	377	1.01%	$126,695	700	2.21%
Time deposits	201,787	1,662	3.29%	231,639	3,473	6.00%
Borrowings	20,779	247	4.76%	1,656	21	5.07%

Total average interest-bearing liabilities	371,737	2,286	2.46%	359,990	4,194	4.66%

Other liabilities	97,909			85,658
Shareholders' equity	42,408			36,606

Average total liabilities and shareholders' equity	$512,054			$482,254

Net interest income and net interest margin		$6,142	5.19%		$5,135	4.64%

        The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2002 over 2001
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$1,014	$(1,276)	$(262)
Investment securities, taxable	138	(4)	134
Investment securities, non taxable	(134)	(178)	(312)
Federal funds sold	(101)	(365)	(466)
Interest bearing deposits	(10)	6	(4)
Equity investments	12	(3)	9

Total net increase (decreases)	919	(1,820)	(901)

Increase (decrease) in interest expense:
Interest bearing accounts	57	(380)	(323)
Time deposits	(246)	(1,565)	(1,811)
Borrowings	227	(1)	226

Total net increase (decrease)	38	(1,946)	(1,908)

Net increase	$881	$126	$1,007

Noninterest Income

        The Company's noninterest income consists of service charges on deposit accounts, and other service fees, mortgage loan origination and processing fees and gain on the sale of investment securities. For the three months ended March 31, 2002, noninterest income increased $402,000 (or 37%) over the same period in 2001. Income from service charges and fees increased $124,000 (24%) due to a repricing of charges and fees and an increase in volume. In addition, income from mortgage loan origination and packaging fees increased $264,000 (or 53%) over the same period in the prior year. The reasons for the increases are threefold:

  1.
  Increase in the number of refinancings due to a decrease in interest rates.

  2.
  Increase in the Company's market share due to expansion of loan staff and increased marketing effort.

  3.
  Expansion of the Company's mortgage product line.

Noninterest Expense

        Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. For the three months ended March 31, 2002, noninterest expense increased $356,000 (8.3%) over the same period in 2001

        Salaries and benefits increased $216,000 (9.3%) over the same three-month period last year. This increase was due primarily to the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs.

        The following table sets forth a summary of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Noninterest Expense:
Salaries and Benefits	$2,540	$2,324
Occupancy & Equipment	565	659
Data Processing	309	168
Other Expenses	1,255	1,162

Total Noninterest expense	$4,669	$4,313

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

        The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Tax provision	$747	$686
Effective tax rate	29.15%	37.69%

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company's effective tax rate is primarily attributable to tax strategies designed to reduce the Company's California franchise tax expense.

Asset Quality

        The Company concentrates its lending activities primarily within areas directly served by branches as previously discussed.

        The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay their loans is dependent upon the professional services and residential real estate industry sectors. Generally, loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	March 31, 2002	% Of Total	December 31, 2001	% Of Total
Commercial	$63,184	16.15%	$64,931	16.71%
Real estate—mortgage	244,264	62.43%	235,981	60.75%
Real estate—construction	68,943	17.62%	72,051	18.55%
Agricultural	8,835	2.26%	8,574	2.21%
Lease financing	3,068	0.78%	3,496	0.90%
Installment and other	4,087	1.04%	4,461	1.15%
Deferred loan fees and costs, net	(1,118)	(0.28)%	(1,060)	(0.27)

Total	391,263	100.00%	388,434	100.00%

Less allowance for loan and lease losses	(5,229)		(5,097)

Total net loans and leases	$386,034		$383,337

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated (dollars in thousands):

	March 31, 2002	December 31, 2001
Non-performing assets:
Nonaccrual loans	$1,532	$1,121

90 days and still accruing
Total non-performing assets	$1,532	$1,121

Other Real Estate Owned	$614	$—

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

        Similarly, the adequacy of the ALLL and the level of the related provision for possible loan and lease losses is determined on a judgmental basis by management based on consideration of certain qualitative factors including, but not limited to, (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

        The ALLL is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan and lease losses. While management uses available information to recognize potential losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is also uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect that future economic trends may have on the level of the provision for possible loan and lease losses in future periods.

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

        Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

        The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Beginning balance for allowance for loan and lease losses	$5,097	$4,395
Provision for loan and lease losses	400	90
Charge offs:
Commercial	(14)	0
Real estate	0	(2)
Agricultural	(256)	0
Other	(6)	(5)

Total charge offs	(276)	(7)

Recoveries:
Commercial	5	43
Real estate	0	0
Agricultural	0	0
Other	3	4

Total recoveries	8	47

Net charge offs	(268)	40

Ending balance	$5,229	$4,525

ALLL to total loans	1.32%	1.34%
Annualized net charge offs to average loans	0.28%	(0.04)%

Investment Portfolio

        Total investment securities decreased $4.9 million in the first three months of 2002, or 6.56%. The decrease was primarily due to the call of mortgage-backed securities as a result of the decrease in rates. The decrease in investments was used to partially fund the $2.9 million increase in the loan and lease portfolio.

Liquidity

        A Funds Management Policy has been developed by the Company's management and approved by the Company's Board of Directors that establishes guidelines for the investments and the liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company's liquidity ratio at March 31, 2002 was 26.85% as compared to 29.69% at December 31, 2001, based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. Management believes that the Company's liquidity levels are adequate.

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

        The following table sets forth the Company's and its banking subsidiaries capital ratios as of the dates indicated.

	March 31, 2002			December 31, 2001
Capital ratios	Lake Community Bank	Western Sierra National Bank	Company	Lake Community Bank	Western Sierra National Bank	Company
Total risk-based capital to risk-weighted assets	10.7%	11.3%	14.4%	10.5%	10.9%	14.2%
Tier 1 capital to risk-weighted assets	9.5%	10.1%	12.8%	9.2%	9.8%	12.4%
Tier 1 capital to average assets (leverage ratio)	8.8%	7.9%	10.4%	8.4%	7.8%	10.4%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and level of expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company's interest earning assets and all of the Company's interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company's interest rate risk exposure lies at the banking subsidiary level. As a result, all significant interest rate risk management procedures are performed at the banking subsidiary level. In addition, the Company's real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

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

        The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Company measures interest rate risk utilizing third-party sources that are based on the Call Reports of the individual subsidiary banks' data that is downloaded from the mainframe computer system and management's assumptions. This analysis determines the affect that 100 and 200 basis point changes in the prime rate up or down have on net interest income over a projected twelve-month period. At March 31, 2002, the estimated annualized increase in net interest attributable to a 100 and 200 basis point increase in the prime rate was $215,000 and $322,000, respectively. Additionally, the estimated annualized decrease in net interest income attributable to a 100 and 200 basis point decrease in the prime rate was $495,000 and $1.1 million, respectively

        The following table sets forth as of March 31, 2002, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$35,495				$35,495
Investment securities and other	6,351	$8,895	$14,260	$40,777	70,283
Loans	137,498	55,401	100,136	102,523	395,558

Total earning assets	179,344	64,296	114,396	143,300	501,336
Other assets					40,944

Total assets					$542,280

Interest-bearing liabilities:
Savings	22,503	11,251			$33,754
Interest-bearing transaction accounts	91,053	24,903			115,956
Time deposits	98,954	93,016	15,545	101	207,616
Other borrowings	21,000		350		5,350

Total interest-bearing liabilities	233,510	129,170	15,895	101	378,676
Other liabilities					105,938

Total liabilities					$484,614

Interest rate sensitivity gap	$(54,166)	$(64,874)	$98,501	$143,199	$122,660
Cumulative interest rate sensitivity gap	$(54,166)	$(119,040)	$(20,539)	$122,660	$122,660
Interest rate sensitivity gap to total assets	(10.00)%	(11.98)%	18.19%	26.44%	22.65%
Cumulative interest rate sensitivity Gap to total assets	(10.00)%	(21.98)%	(3.79)%	22.65%	22.65%
Ratio of rate sensitive assets to rate sensitive liabilities	0.77	0.50	7.20	n/a	1.32
Cumulative ratio	0.77	0.67	0.95	1.32	1.32

        The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or "gap", represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve; while in a declining rate environment, net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to one year area, and turns asset sensitive in the longer term. This can be and is influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at management's option, thus assisting in the further management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend the Company has experienced.

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

        N/A

Item #3. Defaults upon Senior Securities

        N/A.

Item #4. Submission of Matters to a vote of Security Holders

        The company did not submit any matter to the vote of the security holders during the first quarter of 2002.

Item #5. Other Information

        N/A.

Item #6A. Exhibits

        N/A

Item #6B. Reports on Form 8-K

        No report on F 8 K was filed during the first quarter of 2002.

SIGNATURES

        Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)
Date May 14, 2002
/s/ GARY D. GALL Gary D. Gall President/Chief Executive Officer
/s/ DAMON WOODWARD Damon Woodward Acting Chief Financial Officer

QuickLinks

Index to Form 10–Q
  PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Income
Consolidated Statement of Cash Flows
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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