Form 10-Q
period 2002-06-30
WESTERN SIERRA BANCORP
filed 2002-08-14
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25979

WESTERN SIERRA BANCORP
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0390121 (I.R.S. Employer Identification No.)
4080 Plaza Goldorado Circle Cameron Park, California (Address of principal executive offices)	95682 (Zip code)

Registrant's telephone number, including area code: (530) 677-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 30, 2002 there were 3,984,941 shares outstanding of the Registrant's common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES
Index to Form 10-Q

		Page:
PART I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet June 30, 2002 and December 31, 2001	3
	Consolidated Statement of Income Three and six months ended June 30, 2002 and 2001	4
	Consolidated Statement of Cash Flows Six months ended June 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-21
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21-22
PART II. Other Information
Item 1.	Legal proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Report on Form 8-K	23-24
SIGNATURES		25

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Western Sierra Bancorp and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	June 30, 2002	December 31, 2001
	(Dollars in Thousands)
Assets:
Cash and due from banks	$29,528	$17,273
Federal funds sold	38,695	5,765
Cash and cash equivalents	68,223	23,038
Interest-bearing deposits in banks	2,576	396
Loans held for sale	2,565	5,128
Investment securities:
Trading	19	16
Available-for-sale (amortized cost $62,375 in 2002and $67,784 in 2001)	62,765	67,458
Held-to-maturity (market value of $9,331 in 2002 and $7,309 in 2001)	9,125	7,184
Total investment securities	71,909	74,658
Portfolio loans and leases:
Real estate—mortgage	284,857	235,981
Real estate—construction	92,051	72,051
Commercial	82,980	64,931
Agricultural	10,588	8,574
Installment	4,991	4,461
Lease financing	3,405	3,496
Total gross loans and leases	478,872	389,494
Deferred loan and lease fees, net	(1,448)	(1,060)
Allowance for loan and lease losses	(6,312)	(5,097)
Net loans and leases	471,112	383,337
Premises and equipment	14,997	12,516
Other real estate	534	0
Goodwill and other intangible assets	4,487	316
Other assets	14,342	11,233
Total assets	$650,745	$510,622
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing	$144,691	$99,962
Interest bearing:
NOW, money market and savings	176,106	145,867
Time, $100 thousand or more	115,603	87,169
Other time	132,009	115,633
Total deposits	568,409	448,631
Borrowed funds	12,000	2,400
Other liabilities	4,990	3,680
Total liabilities	585,399	454,711
Mandatorily redeemable cumulative trust preferred securities	16,000	16,000
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued	—	—
Common stock—no par value; 10,000,000 shares authorized; issued 3,984,941 shares in 2002 and 3,703,335 in 2001	30,971	20,926
Retained earnings	18,483	19,600
Unearned ESOP shares	(350)	(400)
Accumulated other comprehensive income (loss)	243	(215)
Total shareholders' equity	49,347	39,911
Total liabilities and shareholders' equity	$650,745	$510,622

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Dollars in thousands, except for per share data)
Interest Income:
Interest and fees on loans	$8,679	$7,555	$16,124	$15,261
Interest on investment securities:
Taxable	585	759	1,153	1,635
Exempt from federal taxes	363	246	725	474
Interest on Federal funds sold	93	200	146	719
Total interest income	9,720	8,760	18,148	18,089
Interest expense:
Interest on deposits	2,148	3,538	4,187	7,711
Interest on borrowed funds	331	28	593	49
Total interest expense	2,479	3,566	4,779	7,760
Net interest income	7,241	5,194	13,368	10,329
Provision for loan and lease losses	525	245	925	335
Net interest income after provision for loan and lease losses	6,716	4,949	12,443	9,011
Non-interest income:
Service charges and fees	706	446	1,326	887
Gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	854	654	1,613	1,148
(Loss) gain on sale of investment securities	(4)	135	(5)	136
Other income	130	213	242	365
Total non-interest income	1,686	1,448	3,176	2,536
Other expenses:
Salaries and benefits	2,969	2,271	5,510	4,595
Occupancy and equipment	848	656	1,551	1,315
Other expenses	1,813	1,389	3,212	2,704
Amortization of core deposits and other intangibles	62	14	76	29
Total other expenses	5,692	4,330	10,348	8,643
Income before income taxes	2,710	2,067	5,271	3,887
Income taxes	751	752	1,497	1,438
Net income	$1,959	$1,315	$3,774	$2,449
Basic earnings per share	$.49	$.34	$.98	$.64
Diluted earnings per share	$.47	$.34	$.95	$.63

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,774	$2,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	925	335
Depreciation and amortization	576	718
Net (increase) decrease in trading securities	(3)	4
Loan on sale of premise and equipment	48	0
Amortization of investment security premiums, net of accretion	0	39
Loss (gain) on sale of securities	21	(122)
Decrease (increase) in loans held for sale	2,563	(753)
Deferred loan and lease origination fees, net	223	(46)
Increase in other assets	(2,457)	(54)
Increase in other liabilities	924	458
Compensation cost associated with the company's ESOP plan	50	0
Net cash provided by operating activities	6,644	3,028
Cash flows from investing activities:
(Increase) decrease in interest-bearing deposits in banks	495	99
Proceeds from the sale and call of available-for-sale investment securities	1,200	16,416
Proceeds from the maturity of available-for-sale investment securities	1,485	1,500
Proceeds from the call of held-to-maturity investment securities	93	1,000
Proceeds from the maturity of held-to-maturity investment securities	500	89
Proceeds from the principal payments on available-for-sale mortgage-backed and SBA securities	4,185	1,435
Proceeds from the principal payments on held-to-maturity mortgage-backed securities	908	1,476
Purchase of held-to-maturity securities	(436)	0
Purchase of available-for-sale investment securities	(1,636)	(10,983)
Net increase in loans and leases	(42,968)	(23,254)
Purchases of premises and equipment	(2,634)	(738)
Proceeds from sale of premise and equipment	50	0
Net cash used in investing activities	(38,758)	(12,960)
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	40,961	12,510
Net increase (decrease) in time deposits	17,348	(11,257)
Net increase in short-term borrowings	9,650	1,100
Repurchase of common stock	0	(409)
Proceeds from exercised stock options	186	282
Cash dividends for fractional shares	(30)	0
Acquisition of Central California Bank, net of cash acquired	9,234	0
ESOP loan repayment	(50)	0
Net cash provided by financing activities	77,299	2,226
Net increase (decrease) in cash and cash equivalents	45,185	(7,706)
Cash and cash equivalents at beginning of year	23,038	51,952
Cash and cash equivalents at end of period	$68,223	$44,246
Supplemental Disclosures:
Acquisition of Central California Bank Fair value of assets acquired, net of fair value of liabilities assumed
Interest bearing deposits in banks	$2,675
Investment securities held-to-maturity	3,032
Loans, net	46,489
Premises and equipment	280
Intangibles	4,247
Other assets	895
Deposits	(61,469)
Other Liabilities	(385)
Stock	(4,998)
Net purchase price	$(9,234)

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

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB), Lake Community Bank (LCB), Central California Bank (CCB), Western Sierra Statutory Trust I and Western Sierra Statutory Trust II. All significant inter-company balances and transactions have been eliminated. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts in the consolidated financial statements for the year ended December 31, 2001 may have been reclassified to conform to the presentation of the consolidated financial statements in 2002.

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

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Basic EPS Computation:
Numerator—net income	$1,959	$1,315	$3,774	$2,449
Denominator—weighted average number of shares outstanding	3,971,762	3,835,763	3,845,967	3,819,021
Basic earnings per share	$.49	$.34	$.98	$.64
Diluted EPS Computation:
Numerator—net income	$1,959	$1,315	$3,774	$2,449
Denominator—
Weighted average number of shares outstanding	3,971,762	3,835,763	3,845,967	3,819,021
Effect of dilutive stock options	154,881	87,199	150,196	89,427
	4,126,643	3,922,962	3,996,163	3,908,448
Diluted earnings per share	$.47	$.34	$.94	$.63

3.    Stock Repurchase Plan

        On May 29, 2002, the Company announced that its' Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company's common stock. The Company did not purchased any shares under the plan through June 30, 2002. From July 1, 2002 through August 12, 2002, the Company purchase 5,000 shares at an average price of approximately $21.00.

4.    Acquisition of Central California Bank

        On April 1, 2002, pursuant to the Agreement and Plan of Reorganization dated November 15, 2001, Central California Bank ("Central") was acquired by the Company through a merger and tax-free reorganization whereby Central became a wholly-owned subsidiary of the Company. The Company believes that its shareholders will benefit from the merger because the business potential for the combined companies exceeds what each company could accomplish individually. Both the Company and Central provide similar and complementary financial products and services in the Northern California market. As of March 31, 2002, Central had $68.1 million in total assets, $46.7 million in net loans, and $62.9 million in deposits.

        The total consideration paid to Central's shareholders was approximately $8.6 million, which was comprised of $3.6 million in cash and approximately 252,271 shares of the Company's common stock valued at approximately $5.0 million based on the market value of the Company's stock. The funds required to pay the cash portion of the consideration were obtained by the Company through the issuance of $10 million of trust preferred securities in December 2001 (Western Sierra Statutory Trust II). The accompanying unaudited consolidated financial statements include the accounts of Central since April 1, 2002.

        The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As of June 30, 2002, the allocation of the purchase price is preliminary as not all estimations have been finalized. The excess of the purchase price over the estimated fair value of the net assets acquired was $2.4 million, which was recorded as goodwill. Assets acquired included a core deposit intangible of $1.9 million that will be amortized using the straight-line method over a period of ten years. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon an initial evaluation as of June 30, 2002, no impairment exists. In Management's opinion, the goodwill in this transaction arose from the synergies associated with the merger.

        The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed as of the beginning of each of the periods being reported. Pro forma net income for the six months ended June 30, 2002 includes a nonrecurring charge of approximately $425,000, on an after-tax basis, representing Central's merger-related expenses and the cost of retiring the outstanding stock options of Central at March 31, 2002. Dollars are in thousands except per share data.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Unaudited)
Revenue	$11,406	$11,538	$22,494	$23,195
Net income	$1,959	$1,432	$3,150	$2,637
Diluted earnings per share	$.47	$.34	$.77	$.62

5.    Recent Accounting Pronouncements

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

        The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In Management's opinion, the adoption of this statement will not have a material impact on the Company's financial position or results of its operations.

5.    COMPREHENSIVE INCOME

        Comprehensive income includes net income and other comprehensive income. The Company's only sources of other comprehensive income are derived from unrealized gains and losses on investment securities available-for-sale. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net income	$1,959	$1,315	$3,774	$2,449
Other comprehensive income:
Holding gain (loss) arising during period, net Of tax	589	313	461	279
Reclassification adjustment, net of tax	2	(83)	3	(84)

Total other comprehensive income (loss)	587	(230)	458	195

Total comprehensive income	$2,546	$1.085	$4,232	$2,644

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

  1.
  Competitive pressure in the banking industry and changes in the regulatory environment.

  2.
  Changes in the interest rate environment and volatility of rate sensitive deposits.

  3.
  Decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

  4.
  Credit quality deterioration that could cause an increase in the provision for loan losses.

  5.
  Asset/Liability matching risks and liquidity risks.

  6.
  Volatility and devaluation in the securities markets.

        For additional information concerning risks and uncertainties related to the Company and its' operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Forward-Looking Information". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to June 30, 2002. Also discussed are significant trends and changes in the Company's results of operations for the three months and six months ended June 30, 2002, compared to the same periods in 2001. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

General

        Western Sierra Bancorp (the "Company") was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company's common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank's shareholders.

        In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. All of these mergers were accounted for as a pooling of interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was immediately merged into Western Sierra National Bank. In May of 2000, Roseville 1st National Bank was also merged into Western Sierra National Bank.

        In April 2002, the Company acquired Central California Bank for $3.6 million in cash and 252,000 shares of the Company's stock. This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation of $1.8 million in goodwill and $1.9 million in core deposit premium intangible assets. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

        The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

        Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank's head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado, Cameron Park, 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 229 South Washington Street, Sonora, 13753-A Mono Way, Sonora, 18711 Tiffeni Drive, Twain Harte, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay, 22712 Main Street, Columbia,. Western Sierra National Bank does not have any other affiliates other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

        Roseville 1st National Bank was founded in 1983 as Countryside Thrift and Loan (Countryside). Countryside operated as an industrial loan company until its conversion to a national bank on July 1, 1992. Roseville 1st National Bank was merged into Western Sierra National Bank in May of 2000, and operates as a DBA Roseville 1st National Bank—a branch of Western Sierra National Bank.

        Sentinel Community was incorporated under the laws of the State of California on December 24, 1980, and commenced operations on April 2, 1982. The corporation was formed as a State Chartered Savings and Loan Association. Sentinel Community converted its charter to a Federal Savings and Loan Association on June 9, 1989. In October of 1996, Sentinel Community changed its name to Sentinel Community Bank, while remaining chartered as a Federal Savings and Loan Association. Sentinel Community Bank was merged into Western Sierra National Bank in May 2000, and operates as a DBA Sentinel Community Bank—a branch of Western Sierra National Bank

        Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Lake Community Bank engages in the general commercial banking business in Lake County in the State of California from its headquarters banking office located at 805 Eleventh Street, Lakeport, California, and its branch located at 4280 Main Street, Kelseyville, California. Lake Community Bank does not have any affiliates or subsidiaries.

        Central California Bank was incorporated under the laws of the State of California on January 13, 1997, and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus Counties in the State of California from its headquarters banking office located at 14685 Mono Way, Sonora, California, and its branches located at 181 S. Washington St., Sonora, CA, 400 E. Olive Ave, Turlock, CA 3700 Lone Tree Way, Antioch, CA and a loan production office located at 3400 Tully Rd., #B, Modesto, CA. Central California does not have any affiliates or subsidiaries.

        Banking Services.    The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport, Antioch and the surrounding communities. The Company's primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company's primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

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

        Most of the Company's deposits are obtained from commercial businesses, professionals and individuals. There is no concentration of deposits or any customer with 5% or more of any of the subsidiary banks' deposits. At June 30, 2002, the Company's largest customer was a title company that had $23.2 million on deposit with Western Sierra Bank or approximately 4.1% of the Company's total deposit balances.

        Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

        Employees.    At June 30, 2002, the Company and its subsidiaries employed 204 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Financial Condition

        The Company increased total assets from $510.6 million at December 31, 2001 to $650.8 million at June 30, 2002, an increase of $140.1 million or 27%. The two primary components of asset growth were Loans, which grew $89.4 million, and Federal Funds, which increased $32.9 million. Asset growth was primarily funded by growth in deposits of $119.8 million and growth in other borrowings of $9.6 million.

        A portion of the growth the Company has experienced since December 31, 2001 was a result of the acquisition of Central California Bank in April 2002. Pursuant to purchase accounting, this acquisition contributed approximately $48 million in loans, $68 million in total assets and $62 million in deposits. These balances are not reflected in the Company's December 31, 2001 balance sheet—had they been included, the Company's "organic" asset growth would have been approximately $72 million or an increase of 14% during the six months ended June 30, 2002.

Results of Operations

        NOTE: The Central California Bank ("CCB") acquisition effective April 1, 2002 was accounted for under purchase accounting. Pursuant to purchase accounting rules, the operating results below include the effect of this acquisition for the three months ended June 30, 2002, but prior periods have not been restated to reflect CCB's operating results during those periods. Please refer to the proforma operating table in footnote 4 of the consolidated financial statements.

        The Company reported net income of $1.96 million for the three months ended June 30, 2002 (or $0.47 per share, diluted) compared to $1.32 million (or $0.34 per share, diluted) for the same period in 2001. The quarterly earnings represent an increase of $644,000 or a 49% increase in net income and a 38% increase in diluted earnings per share.

        The Company reported net income of $3.77 million for the six months ended June 30, 2002 (or $0.95 per share, diluted) compared to $2.45 million (or $0.63 per share, diluted) for the same period in 2001. The six-month earnings represent an increase of $1.32 million or a 53% increase in net income and a 51% increase in diluted earnings per share. The primary factors contributing to the increase in operating results during the second quarter of 2002 and six months ended June 30, 2002 as compared to the second quarter of 2001 and six months ended June 30, 2001 include:

  1.
  An increase in net interest income of $2.05 million or 39% over the same quarter in the previous year and by $3.04 million or 29% year-to-date over the same period in the previous year. The net increase in both periods is due to an overall increase in average earning assets, including approximately $65 million in earning assets acquired in the CCB transaction, and a shift to higher yielding assets (primarily loans) from lower yielding assets (primarily Federal funds). Additionally, there was a transition from higher paying liabilities (primarily certificates of deposit) to lower paying or non-interest paying liabilities (primarily savings and demand deposit accounts).

  2.
  An increase in other income, primarily service fees on deposit accounts and gains on the sale and packaging of residential mortgage loans. Other income increased $238,000 or 16% and $640,000 or 25% over the second quarter and year-to-date totals in the previous years. These increases are primarily due to a program initiated in late 2001 which raised the banks' service fees to market level, more successful collection of these fees and a decreasing interest rate environment which has resulted in borrowers refinancing home mortgage loans. These long-term (greater than five years) first deeds of trust are generally not held on the subsidiary banks' books, but are sold off, generally at a gain, in the secondary mortgage market.

  3.
  The Company has decreased its effective tax rate by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, lending within enterprise zones and the establishment of a real estate investment trust ("REIT") in the first quarter of 2002. These strategies have lowered the Company's effective tax rate to 27.7% and 28.4% in the three and six-month periods ended June 30, 2002 as compared to 36.4% and 37.0% in 2001. This has resulted in tax savings of $235,000 and $453,000 in the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001.

        The factors above were offset in part by:

  1.
  An increase in loss provisions of $280,000 and $590,000 in the quarter ended June 30, 2002 and the six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Additional provisions were recorded as a result of growth in loans outstanding. The percentage of loan loss reserves to gross loans fell just .01% to 1.33% at June 30, 2002 as compared to 1.34% at June 30, 2001.

  2.
  Total operating expenses increased $1.36 million or 31% and $1.71 million or 20% in the quarter and six months ended June 30, 2002, respectively. The increase in operating expenses was a result of the Central California Bank costs absorbed as the entity was consolidated and costs associated with growth and general expansion in the Company's market place. Included in operating expenses was amortization of core deposit and other intangibles of $62,000 and $76,000 in the quarter and six months ended June 30, 2002 as compared to $14,000 and $29,000 in the same periods in 2001.

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

        For the three months ended June 30, 2002, interest income on a tax equivalent basis increased by $1.03 million or 11.6% over the same period in 2001. Interest expense on deposit accounts and borrowings decreased $1.09 million or 30% over the same three-month period ended June 30, 2001. Average earning assets yielded (on a fully tax equivalent basis) 7.15% versus 8.18% a year ago, partly offset by a decrease in cost of funds where the average cost of funds decreased to 2.29% from 4.15% a year ago. Net interest margin increased 48 basis points to 5.36% from 4.88% for the same period a year ago.

        For the six months ended June 30, 2002, interest income on a tax equivalent basis increased by $189,000 or 1% over the same period in 2001. Interest expense on deposit accounts and borrowings decreased $2.98 million or 38% over the same six-month period ended June 30, 2001. Average earning assets yielded 7.19% versus 8.26% a year ago, partly offset by a decrease in cost of funds where the average cost of funds decreased to 2.35% from 4.41% a year ago. Net interest margin increased 58 basis points to 5.33% from 4.75% for the same period a year ago.

        Improvement in net interest margin was also driven by growth in non interest demand deposits ("DDA's"). Non-interest DDA's averaged $120 million in the quarter and $108 million for the six months ended June 30, 2002 as compared to $85 million and $84 million for the three and six month period in 2001. Central California Bank's contributed $20 million in average balances noninterst DDA balances during the second quarter of 2002.

        The following tables set forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated.

        Tax-exempt investment yields have been adjusted to a tax-equivalent yield basis, based on a 27.7% average tax rate in 2002 and a 36.4% average tax rate in 2001 (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	June 30, 2002			June 30, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$454,455	$8,679	7.64%	$347,114	$7,555	8.71%
Tax exempt securities	30,759	502	6.52%	20,030	325	6.49%
Taxable securities	40,099	537	5.35%	44,239	734	6.64%
Federal funds sold	22,010	93	1.69%	18,118	200	4.42%
Interest bearing deposits	2,630	28	4.27%	762	10	5.25%
Other securities	1,657	20	4.83%	1,780	15	3.37%
Total average earning assets	551,610	9,859	7.15%	432,043	8,839	8.18%
Average non-interest bearing assets	57,831			45,022
Allowance for loan and lease losses	(6,053)			(4,600)
Average total assets	$603,388			$472,465
Interest bearing liabilities:
Interest bearing demand and savings deposits	173,396	443	1.02%	$127,699	598	1.87%
Time deposits	233,263	1,705	2.92%	214,617	2,940	5.48%
Borrowings	26,663	331	4.97%	1,723	28	6.50%
Total average interest-bearing liabilities	433,322	2,479	2.29%	344,039	3,566	4.15%
Non-interest bearing demand deposits	$120,041	—	—	$85,441	—	—
Other liabilities	4,420			4,404
Shareholders' equity	45,605			38,611
Average total liabilities and shareholders' equity	$603,388			$472,465
Net interest income and net interest margin		$7,380	5.35%		$5,273	4.88%

        Tax-exempt investment yields have been adjusted to a tax-equivalent yield basis, based on a 28.4% average tax rate in 2002 and a 37.0% tax rate in 2001 (dollars in thousands).

	Six Months Ended
	June 30, 2002			June 30, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$421,058	$16,124	7.66%	$340,991	$15,261	8.95%
Tax exempt securities	30,827	1,013	6.57%	19,842	632	6.37%
Taxable securities	40,237	1,086	5.40%	52,101	1,586	6.09%
Federal funds sold	17,407	146	1.68%	27,555	719	5.22%
Interest bearing deposits	1,441	28	3.90%	412	20	9.71%
Other securities	1,624	39	4.80%	822	29	7.06%
Total average earning assets	512,593	18,436	7.19%	441,723	18,247	8.26%
Non-interest bearing assets	42,393			40,065
Allowance for loan and lease losses	(5,642)			(4,534)
Average total assets	$549,344			$477,254
Non-interest bearing demand deposits	$107,505	—	—	$83,559	—	—
Interest bearing liabilities:
Interest bearing demand and savings deposits	165,592	820	0.99%	127,188	1,298	2.04%
Time deposits	217,526	3,367	3.10%	223,076	6,413	5.75%
Borrowings	23,738	593	5.00%	1,434	49	6.83%
Total average interest-bearing liabilities	406,855	4,780	2.35%	351,698	7,760	4.41%
Non-interest bearing demand deposits	$107,505	—	—	$83,559	—	—
Other liabilities	8,091			4,446
Shareholders' equity	43,075			37,551
Average total liabilities and shareholders' equity	$549,344			$477,254
Net interest income and net interest margin		$13,656	5.33%		$10,487	4.75%

        The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2002 over 2001
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$2,050	$(926)	$1,124
Investment securities, taxabale	(55)	(141)	(196)
Investment securities, non taxable	175	2	177
Federal funds sold	16	(123)	(107)
Interest bearing deposits	20	(2)	18
Equity investments	(1)	6	5
Net increase (decrease)	2,205	(1,184)	1,020
Increase (decrease) in interest expense:
Interest bearing accounts	117	(271)	(155)
Time deposits	136	(1,372)	(1,235)
Borrowings	310	(7)	303
Net increase (decrease)	563	(1,650)	(1,087)
Total net increase (decrease)	$1,642	466	2,107
	Six Months Ended June 30, 2002 over 2001
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$3,066	$(2,203)	$863
Investment securities, taxable	(320)	(180)	(500)
Investment securities, non taxable	361	20	381
Federal funds sold	(85)	(488)	(573)
Interest bearing deposits	20	(12)	8
Equity investments	19	(9)	10
Net increase (decrease)	3,061	(2,872)	189
Increase (decrease) in interest expense:
Interest bearing accounts	190	(668)	(478)
Time deposits	(86)	(2,961)	(3,047)
Borrowings	557	(13)	544
Net increase	661	(3,642)	(2,980)
Total net increase (decrease)	$2,399	769	3,169

Non-interest Income

        The Company's non-interest income consists of service charges on deposit accounts, and other service fees, mortgage loan origination and processing fees and proceeds from the sale of investment securities.

        For the three months ended June 30, 2002, total non-interest income increased $238,000 (or 16%) over the same period in 2001. For the six months ended June 30, 2002, total non-interest income grew $640,000 or 25% over the same period in 2001. Included in the second quarter 2001 results was a gain of $135,000 from the sale of available-for-sale investment securities realized during the second quarter of 2001. No investment gains have been realized in 2002.

        Service fee income rose $260,000 or 58% in the second quarter of 2002 versus the second quarter of 2001 and $469,000 or 53% over the six months ended June 30, 2002. These increases are primarily due to a program initiated in late 2001 that raised the subsidiary banks' service fees to market level and the more successful collection of these fees.

        In addition, income from mortgage loan origination and packaging fees increased $200,000 or 31% in the second quarter and $465,000 or 40% in the first six months of 2002 as compared to 2001. The increase was primarily a result of: 1) an increase in number of refinances (due to a decrease in interest rates), 2) an increase in first mortgages for home buyers as interest rates are at historic lows, 3) an increase in market share due to expansion of loan staff and marketing and 4) expansion of mortgage product line.

Non-interest Expense

        Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees, merger and acquisition costs and other operating expenses. For the three months ended June 30, 2002, non-interest expense increased $1.36 million or 31% over the same period in 2001. For the six months ended June 30, 2002, non-interest expense increased $1.71 million or20% over the same period in 2001.

        Salary and benefits increased $698,000 or 31% over the same three-month period last year. This increase was due primarily to the integration of the Central California bank employees into the Company's operation, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs. These expenses for the six-month period ended June 30, 2002 increased $915,000 thousand or 20% over the same period in the prior year for similar reasons.

        The following table sets forth a summary of non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Non-interest Expense:
Salaries and Benefits	$2,969	$2,271	$5,510	$4,595
Occupancy & Equipment	848	656	1,551	1,315
Data Processing	552	248	1,027	514
Other Expenses	1,323	1,155	2,260	2,219
Total Non-interest expense	$5,692	$4,330	$10,348	$8,643

Income Taxes

        The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Tax provision	$751	$752	$1,497	$1,438
Effective tax rate	27.7%	36.4%	28.4%	37.0%

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The Company's tax provision is attributable to increases in the

Company's net income and the relative amount of tax-exempt income. The Company has decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust ("REIT") in the first quarter of 2002. These strategies have lowered the Company's effective tax rate to 27.7% and 28.4% for the three and six-month periods ended June 30, 2002 as compared to 36.4% and 37.0% in 2001. This has resulted in tax savings of $235,000 and $453,000 in the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001.

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

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	June 30, 2002	% Of Total	December 31, 2001	% Of Total
Commercial	$82,980	17.38%	$53,043	15.05%
Real estate—mortgage	284,857	59.67%	211,611	60.04%
Real estate—construction	92,051	19.28%	67,460	19.14%
Agricultural	10,588	2.22%	12,528	3.55%
Lease financing	3,405.72%		3,169	0.90%
Installment and other	4,991	1.05%	5,471	1.55%
Deferred loan fees and costs, net	(1,448)	(31)%	(816)	(0.23)%
Total	477,424	100%	352,516	100.00%
Less allowance for loan and lease losses	(6,312)	(1.33)%	(4,695)	(1.34)%
Total net loans and leases	$471,112		$347,821

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated (dollars in thousands):

	June 30, 2002	December 31, 2001
Non-performing assets:
Non-accrual loans	$1,275	$2,656
90 days and still accruing	—	—
Other Real Estate Owned	$534	$—
Total non-performing assets	$1,809	$2,656
Non-performing assets as a % of total assets	.28%	.52%
Non-accrual loans as a % of gross loans	.27%	.69%
Ratio of allowance for loan losses to non accrual loans	4.95	1.92

        The Company's non-accrual loans decreased from $2.7 million to $1.3 million in the first six months of 2002. The Company's "coverage ratio" or the ratio of allowance for loan and lease losses to non-accrual loans increased from 1.77 to 4.95 during the first six months of 2002. The Company carries real estate owned (acquired through foreclosure) at what Management currently believes to be market value. The Company expects to dispose of the properties held at June 30, 2002 by December 31, 2002.

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

        Accordingly, the adequacy of the ALLL and the level of the related provision for possible loan and lease losses is determined on a judgment basis by Management based on consideration of (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by Management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, (x) assessments by regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

        The ALLL is a general reserve available against the total loan and lease portfolio. It is maintained without any inter-allocation to the categories of the loan portfolio, and the entire allowance is available to cover loan and lease losses. While Management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

        The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

        The adequacy of the ALLL calculation is based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves are assigned to individual loans currently on the Company's Problem Loan Reports. These are estimated potential losses associated with specific borrowers based upon collateral value and event(s) causing the risk rating. Thirdly, the Company maintains an unallocated reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including model imprecisions.

        Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

        The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Beginning balance for allowance for loan and lease losses	$5,229	$4,525	$5,096	$4,395
Provision for loan and lease losses	525	245	925	335
Charge offs:
Commercial	(4)	(80)	(17)	(80)
Real estate	(79)	0	(79)	(2)
Other	(31)	(6)	(293)	(11)
Total charge offs	(114)	(86)	(389)	(93)
Recoveries:
Commercial	10	8	15	51
Real estate	—	—	—	—
Other	15	3	18	7
Total recoveries	25	11	33	58
Net charge offs	(89)	(75)	(356)	(35)
ALLL of CCB acquired during the period	647	—	647	—
Ending balance	$6,312	$4,695	$6,312	$4,695
ALLL to total loans	1.33%	1.33%	1.33%	1.33%
Annualized net charge offs to average loans	.08%	0.09%	.16%	0.02%

Investment Portfolio

        Total investment securities decreased $2.75 million million in the first six months of 2002 or 3.7%. The decrease was primarily due to the call of mortgage-backed securities as a result of the decrease in rates.

Liquidity

        A Funds Management Policy has been developed by the Company's Management and approved by the Company's Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. Liquidity of the Company at June 30, 2002 was 17.3% and was 17.1% at December 31, 2001. Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company's Management believes it maintains adequate liquidity levels.

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

        The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized). At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL. Trust Preferred Securities in the amount $16.0 million are included in the consolidated totals below.

        The following table sets forth the Company's and its banking subsidiaries' capital ratios as of the dates indicated.

	June 30, 2002				December 31, 2001
Capital ratios	Lake Community Bank	Central California Bank	Western Sierra National Bank	Consolidated	Lake Community Bank	Western Sierra National Bank	Consolidated
Total risk-based capital to risk-weighted assets	10.7%	11.6%	11.1%	13.0%	10.5%	10.9%	14.2%
Tier 1 capital to risk-weighted assets	9.5%	10.4%	9.8%	11.8%	9.2%	9.8%	12.4%
Tier 1 capital to average assets (leverage ratio)	8.7%	7.2%	7.7%	9.4%	8.4%	7.8%	10.4%

        The Company and its bank subsidiaries continue to meet all regulatory capital requirements at June 30, 2002.

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

        The fundamental objective of the Company's Management of its assets and liabilities is to maximize the Company's economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

        The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. Management believes it has historically effectively managed the effect of changes in interest rates on its operating results. Management believes that it can continue to manage the short-term effect of interest rate changes under various interest rate scenarios.

        The following table sets forth, as of June 30, 2002, the distribution of re-pricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$38,695	—	—	—	$38,695
Investment securities and other	5,317	11,661	15,966	41,541	74,485
Loans	171,124	69,598	116,171	124,544	481,437
Total earning assets	215,136	81,259	132,137	166,085	594,617
Interest-bearing liabilities:
Savings	26,144	13,072	—	—	39,216
Interest-bearing transaction accounts	115,205	21,686	—	—	136,891
Time deposits	105,886	121,815	19,908	2	247,611
Other borrowings	—	12,000	—	—	12,000
Total interest-bearing liabilities	247,235	168,573	19,908	2	435,718
Trust Preferred Securities ("TPS")	16,000		—	—	16,000
Total Interest bearing liabilities and TPS	263,234	168,573	19,908	2	451,718
Interest rate sensitivity gap	(48,099)	(87,314)	112,229	166,082	$142,899
Cumulative interest rate sensitivity gap	$(48,099)	(135,413)	(23,184)	$142,898
Interest rate sensitivity gap to total assets	(7.4%)	(13.4%)	17.3%	25.5%	22.0%
Cumulative interest rate sensitivity Gap to total assets	(7.4%)	(20.8%)	(3.6%)	22.0%
Ratio of rate sensitive assets to rate sensitive liabilities	.82	.48	6.64	N/A	1.32
Cumulative ratio	.82	.69	.95	1.32	1.32

        The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or "gap", represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve while in a declining rate environment, net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to one-year area, and turns asset sensitive in the longer term. This can be and is influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at Management's option, thus assisting in the further management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend the Company has experienced.

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

Item #2. Changes in securities and use of proceeds

        N/A

Item #3. Defaults upon Senior Securities

        N/A

Item #4. Submission of Matters to a vote of Security Holders

        On June 11, 2002 the annual meeting of the shareholders of the Company was held for the purpose of voting on the following matters:

        Proposal 1. Election of Directors:

	Voted For	Withheld
Charles W. Bacchi	2,417,646	4,483
Barbara L. Cook	2,412,978	9,151
Lary A. Davis	2,408,515	13,614
William M. Eames	2,417,646	4,483
Mathew A. Bruno Sr.	2,417,646	4,483
Douglas A. Nordell	2,416,049	6,080
William Fisher	2,417,646	4,483
Gary D. Gall	2,406,899	15,230
Howard Jahn	2,417,646	4,483
Alan J. Kleinert	2,410,096	12,033
Thomas Manz	2,417,646	4,483
Harold S. Prescott, Jr.	2,416,497	5,632
Osvaldo I. Scariot	2,414,559	7,570

        Proposal 2. Ratification of Appointment of Accountants. To ratify the appointment of Perry-Smith LLP as the Company's independent public accountants.

Voted for:	2,397,606
Abstained:	15,886
Against:	2,794

Item #5. Other Information

        N/A

Item #6A. Exhibits

        N/A

Item #6B. Reports on Form 8-K

        On May 21, 2002, the Company filed an 8-K to announce a definitive agreement to purchase all of the outstanding shares of MidValley Bank. On August 13, 2002, the Company and MidValley agreed to terminate this agreement citing disagreements over adjustments to the consideration to be paid. The Company proposed an adjustment to the original consideration as a result of deterioration of certain MidValley Loans.

SIGNATURES

        Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)
Date: August 14, 2002
I certify that this periodic report containing the issuer's financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic reports fairly presents, in all material respects, the financial condition and results of operations of the issuer.
/s/ GARY D. GALL Gary D. Gall President/Chief Executive Officer

I certify that this periodic report containing the issuer's financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic reports fairly presents, in all material respects, the financial condition and results of operations of the issuer.
/s/ ANTHONY J. GOULD Anthony J. Gould Executive Vice President Chief Financial and Accounting Officer

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