Form 10-Q
period 2002-09-30
WESTERN SIERRA BANCORP
filed 2002-11-15
CIK 1072688

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-25979

WESTERN SIERRA BANCORP
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0390121 (IRS Employer Identification No.)
4080 Plaza Goldorado Circle Cameron Park, California (Address of principal executive offices)	95682 (zip code)
(530) 677-5600 (Registrant's telephone number, including area code)

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

        As of November 10, 2002 there were 3,985,405 shares outstanding of the Registrant's common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Western Sierra Bancorp and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	September 30, 2002	December 31, 2001
	(Dollars in Thousands)
Assets:
Cash and due from banks	$27,772	$17,273
Federal funds sold	11,315	5,765

Cash and cash equivalents	39,087	23,038
Interest-bearing deposits in banks	2,576	396
Loans held for sale	8,141	5,128
Investment securities:
Trading	17	16
Available-for-sale (amortized cost $62,988 in 2002 and $67,784 in 2001)	64,507	67,458
Held-to-maturity (market value of $8,997 in 2002 and $7,284 in 2001)	8,706	7,184

Total investment securities	73,230	74,658
Portfolio loans and leases:
Real estate—mortgage	304,166	235,981
Real estate—construction	106,995	72,051
Commercial	80,466	64,931
Agricultural	10,841	8,574
Installment	4,788	4,461
Lease financing	3,377	3,496

Total gross loans and leases	510,633	389,494
Deferred loan and lease fees, net	(1,583)	(1,060)
Allowance for loan and lease losses	(6,861)	(5,097)

Net loans and leases	502,189	383,337
Premises and equipment	14,943	12,516
Other real estate	489	0
Goodwill and other intangible assets	4,426	316
Other assets	14,393	11,233

Total assets	$659,474	$510,622

Liabilities:
Deposits:
Non-interest bearing	$140,237	$99,962
Interest bearing:
NOW, money market and savings	185,092	145,867
Time, $100 thousand or more	121,197	87,169
Other time	128,021	115,633

Total deposits	574,547	448,631
Borrowed funds	12,000	2,400
Mandatorily redeemable cumulative trust preferred securities	16,000	16,000
Other liabilities	4,678	3,680

Total liabilities	607,225	470,711
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued
Common stock—no par value; 10,000,000 shares authorized; issued 3,982,567 shares in 2002 and 3,703,335 in 2001	30,904	20,926
Retained earnings	20,549	19,600
Unearned ESOP shares	(200)	(400)
Accumulated other comprehensive income (loss)	996	(215)

Total shareholders' equity	52,249	39,911

Total liabilities and shareholders' equity	$659,474	$510,622

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Dollars in thousands, except for per share data)
Interest Income:
Interest and fees on loans	$9,244	$7,730	$25,367	$22,991
Interest on investment securities:
Taxable	581	604	1,733	2,239
Exempt from federal taxes	367	266	1,092	740
Interest on Federal funds sold	122	324	268	1,043

Total interest income	10,313	8,924	28,460	27,013

Interest expense:
Interest on deposits	2,256	3,185	6,442	10,896
Interest on borrowed funds	320	94	912	143

Total interest expense	2,575	3,279	7,354	11,039

Net interest income	7,737	5,645	21,106	15,974
Provision for loan and lease losses	541	290	1,466	625

Net interest income after provision for loan and lease losses	7,196	5,355	19,640	15,349

Non-interest income:
Service charges and fees	638	519	1,781	1,406
Net gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	1,093	709	2,706	1,857
Gain on sale of assets	209	11	257	147
Other income	178	192	550	557

Total non-interest income	2,118	1,431	5,294	3,967

Other expenses:
Salaries and benefits	3,178	2,577	8,688	7,172
Occupancy and equipment	1,121	936	2,672	1,737
Other expenses	1,995	1,041	5,206	4,259
Amortization of core deposits and other intangibles	62	14	138	43

Total other expenses	6,356	4,568	16,703	13,211

Income before income taxes	2,959	2,218	8,230	6,105
Income taxes	893	800	2,390	2,238

Net income	$2,066	$1,418	$5,841	$3,867

Basic earnings per share	$0.52	$0.38	$1.50	$1.02

Diluted earnings per share	$0.50	$0.37	$1.45	$1.00

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,841	$3,867
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,466	625
Depreciation and amortization	1,440	1,079
Amortization of investment security premiums, net of accretion	211	57
Gain (Loss) from sale of securities	34	(147)
Increase in loans held for sale	(3,013)	(1,079)
Deferred loan and lease origination fees, net	358	217
Increase in other assets	(2,841)	(949)
Increase (decrease) in other liabilities	613	(15)

Net cash provided by operating activities	4,109	3,655

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	495	99
Proceeds from the sale and call of available-for-sale investment securities	2,616	21,526
Proceeds from the maturity of available-for-sale investment securities	1,565	1,590
Proceeds from the call of held-to-maturity investment securities	93	1,365
Proceeds from the maturity of held-to-maturity investment securities	543	189
Proceeds from the principal payments on available-for-sale mortgage-backed and SBA securities	5,955	2,378
Proceeds from principal payments on held-to-maturity mortgage-backed securities	1,321	2,281
Purchase of held-to-maturity securities	(477)	0
Purchase of available-for-sale investment securities	(5,555)	(16,551)
Net increase in loans and leases	(75,903)	(47,520)
Purchases of premises and equipment	(3,548)	(1,376)
Proceeds from sale of premises and equipment	50	0
Proceeds from sale of other real estate	1,227	0

Net cash used in investing activities	(71,618)	(36,019)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	45,493	50,272
Net increase (decrease) in time deposits	18,954	(12,868)
Net increase in trust preferred securities	0	6,000
Net increase in short-term borrowings	9,600	1,250
Allocation of unearned ESOP shares	200	100
Repurchase of common stock	(105)	(2,077)
Proceeds from exercised stock options	212	467
Payment for fractional shares	(30)	0
Acquisition of Central California Bank, net of cash acquired	9,234	0

Net cash provided by financing activities	83,558	43,144

Net increase in cash and cash equivalents	16,049	10,780
Cash and cash equivalents at beginning of year	23,038	51,952

Cash and cash equivalents at end of period	$39,087	$62,732

Supplemental Disclosures:
Acquisition of Central California Bank Fair value of assets acquired, net of fair value of liabilities assumed
Interest bearing deposits in banks	$2,675
Investment securities held-to-maturity	3,032
Loans, net	46,489
Premises and equipment	280
Other assets	895
Deposits	(61,469)
Other Liabilities	(385)
Intangibles acquired	4,247
Stock issued	(4,998)

Net purchase price	$(9,234)

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

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust ("REIT")), Lake Community Bank (LCB), Central California Bank (CCB), Western Sierra Statutory Trust I and Western Sierra Statutory Trust II. All significant inter-company balances and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts in the consolidated financial statements for the year ended December 31, 2001 may have been reclassified to conform to the presentation of the consolidated financial statements in 2002.

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

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Basic EPS Computation:
Numerator—net income	$2,066	$1,418	$5,841	$3,867
Denominator—
Weighted average number of shares outstanding	3,970,734	3,759,259	3,892,685	3,799,018
Basic earnings per share	$0.52	$0.38	$1.50	$1.02

Diluted EPS Computation:
Numerator—net income	$2,066	$1,418	$5,841	$3,867
Denominator—
Weighted average number of shares outstanding	3,970,734	3,759,259	3,892,685	3,799,018
Effect of dilutive stock options	146,584	68,654	149,043	76,980

	4,117,318	3,827,913	4,041,728	3,875,998

Diluted earnings per share	$0.50	$0.37	$1.45	$1.00

3.    Stock Repurchase Plan

        On May 29, 2002, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company's common stock. The Company has purchased 5,000 shares at an average price of approximately $21.00 under the plan through September 30, 2002.

        On June 21, 2001, the Company announced that its Board of Directors approved a plan to repurchase up to 5% (or 160,000 shares) of the Company's common stock. During the year 2001, the Company completed its repurchased the entire allotment of 160,000 (111,500 in the quarter ending and 163,000 in the nine months September 30, 2001) at an average price of $14.84 per share.

4.    Acquisition of Central California Bank

        On April 1, 2002, pursuant to the Agreement and Plan of Reorganization dated November 15, 2001, Central California Bank ("Central") was acquired by the Company through a merger and tax-free reorganization whereby Central became a wholly-owned subsidiary of the Company. The Company believes that its shareholders will benefit from the merger because the business potential for the combined companies exceeds what each company could accomplish individually. Both the Company and Central provide similar and complementary financial products and services in the Northern California market. As of March 31, 2002, Central had $68.1 million in total assets, $46.5 million in net loans, and $61.5 million in deposits.

        The total consideration paid to Central's shareholders was approximately $8.6 million, which was comprised of $3.6 million in cash and 252,271 shares of the common stock valued at approximately $5.0 million based on the market value of the Company's stock. The funds required to pay the cash portion of the consideration were obtained by the Company through the issuance of $10 million of trust preferred securities in December 2001 (Western Sierra Statutory Trust II). The accompanying unaudited consolidated financial statements include the accounts of Central since April 1, 2002.

        The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $2.4 million, which was recorded as goodwill. Assets acquired included a core deposit intangible of $1.9 million that will be amortized using the straight-line method over a period of ten years. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon an initial evaluation as of September 30, 2002, no impairment exists. In Management's opinion, the goodwill in this transaction arose from the synergies associated with the merger.

        The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed as of the beginning of each of the periods being reported. Pro forma net income for the nine months ended September 30, 2002 includes a nonrecurring charge of approximately $425,000, on an after-tax basis, representing Central's merger-related expenses and the cost of retiring the outstanding stock options of Central at March 31, 2002. Dollars are in thousands except per share data.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenue	$12,431	$11,718	$34,925	$34,913
Net income	$2,066	$1,561	$5,216	$4,198
Diluted earnings per share	$0.50	$0.38	$1.26	$1.02

5.    Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        On October 1, 2002, the FASB issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

        The provisions of Statement 147 reflect the following conclusions:

  •
  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

  •
  Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

  •
  The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

        The adoption of Statement No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
		(In thousands)
Net income	$2,066	$1,418	$5,841	$3,867
Other comprehensive income:
Holding gain arising during period, net of tax	688	285	1,142	530
Reclassification adjustment, for net losses included in net income, net of tax	65	45	69	79

Total other comprehensive income	753	330	1,211	609

Total comprehensive income	$2,819	$1,748	$7,052	$4,476

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

        For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Forward-Looking Information". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to September 30, 2002. Also discussed are significant trends and changes in the Company's results of operations for the three months and nine months ended September 30, 2002, compared to the same periods in 2001. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

        In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. All of these mergers were accounted for as poolings of interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was immediately merged into Western Sierra National Bank. In May of 2000, Roseville 1st National Bank was also merged into Western Sierra National Bank.

        In April 2002, the Company acquired Central California Bank for $3.6 million in cash and 252,271 shares of the Company's stock. This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation of $1.8 million in goodwill and $1.9 million in core deposit premium intangible assets. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

        The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

        Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank's head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado, Cameron Park, 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay and 9050 Fairway Drive, Roseville, CA.    In March 2002, Western Sierra National Bank formed WSNB Investment Trust, a Real Estate Investment Trust ("REIT"), to potentially generate additional capital at Western Sierra National Bank and reduce the Company's overall effective tax rate.

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

        Sentinel Community was incorporated under the laws of the State of California on December 24, 1980, and commenced operations on April 2, 1982. The corporation was formed as a State Chartered Savings and Loan Association. Sentinel Community converted its charter to a Federal Savings and Loan Association on June 9, 1989. In October of 1996, Sentinel Community changed its name to Sentinel Community Bank, while remaining chartered as a Federal Savings and Loan Association. Sentinel Community Bank was merged into Western Sierra National Bank in May 2000, and transferred to Central California Bank on July 15, 2002.

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

        Central California Bank was incorporated under the laws of the State of California on January 13, 1997, and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus Counties in the state of California from its headquarters banking office located at 14685 Mono Way, Sonora, California, and its branches located at 181 S. Washington St., Sonora, CA, 400 E. Olive Ave, Turlock, CA 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, 13753-A Mono Way, Sonora, 18711 Tiffeni Drive, Twain Harte, Granite Bay, 22712 Main Street, Columbia and a loan production office located at 3400 Tully Rd., #B, Modesto, CA. Central California does not have any affiliates or subsidiaries.

        In July 2001 and December 2001 respectively two trusts, Western Sierra Statutory Trust I and Western Sierra Statutory Trust II, were established as wholly owned subsidiaries of the Company for the purpose of issuing and holding Trust Preferred Securities.

        Banking Services.    The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport, Antioch, Rocklin and the surrounding communities. The Company's primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company's primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

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

        Employees.    At September 30, 2002, the Company and its subsidiaries employed 240 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Financial Condition

        The Company increased total assets from $510.6 million at December 31, 2001 to $659.5 million at September 30, 2002, an increase of $148.9 million or 29%. The two primary components of asset growth were Loans, which grew $121.1 million, and Cash and Equivalents, which increased $16.1 million. Asset growth was primarily funded by growth in deposits of $125.9 million and growth in other borrowings of $9.6 million.

        A portion of the growth the Company has experienced since December 31, 2001 was a result of the acquisition of Central California Bank in April 2002. Pursuant to purchase accounting, this acquisition contributed approximately $48 million in loans, $68 million in total assets and $62 million in deposits. These balances are not reflected in the Company's December 31, 2001 balance sheet—had they been included, the Company's internal asset growth would have been approximately $80.9 million or an increase of 15.8% during the nine months ended September 30, 2002.

Results of Operations

        The Central California Bank ("CCB") acquisition effective April 1, 2002 was accounted for under purchase accounting. Pursuant to purchase accounting rules, the operating results below include the effect of this acquisition for the nine months ended September 30, 2002, but prior periods have not been restated to reflect CCB's operating results during those periods. Please refer to the proforma operating table in footnote 4 of the unaudited consolidated financial statements included in Item 1 of this report.

        The Company reported net income of $2.07 million for the three months ended September 30, 2002 (or $0.50 per share, diluted) compared to $1.42 million (or $0.37 per share, diluted) for the same period in 2001. The quarterly earnings represent an increase of $648,000 or a 45.7% increase in net income and a 35% increase in diluted earnings per share.

        The Company reported net income of $5.84 million for the nine months ended September 30, 2002 (or $1.45 per share, diluted) compared to $3.867 million (or $1.00 per share, diluted) for the same period in 2001. The nine-month earnings represent an increase of $1.97 million or a 51% increase in net income and a 45% increase in diluted earnings per share. The primary factors contributing to the increase in operating results during the third quarter of 2002 and nine months ended September 30, 2002 as compared to the third quarter of 2001 and nine months ended September 30, 2001 include:

  1.
  An increase in net interest income of $2.09 million or 37% over the same quarter in the previous year and by $5.13 million or 32% nine month year-to-date over the same period in the previous year. The net increase in both periods is due to an overall increase in average earning assets, including approximately $63 million in earning assets acquired in the CCB transaction, and a shift to higher yielding assets (primarily average loans) from lower yielding assets (primarily average Federal funds). Additionally, there was a transition from higher paying liabilities (primarily average certificates of deposit) to lower paying or non-interest paying liabilities (primarily average savings and demand deposit accounts).

  2.
  An increase in other income, primarily service fees on deposit accounts and gains on the sale and packaging of residential mortgage loans. Other income increased $687,000 or 48% and $1.3 million or 33% over the third quarter and nine month year-to-date totals in the previous year. These increases are primarily due to a program initiated in late 2001 which raised the banks' service fees to market level, more successful collection of these fees and a decreasing interest rate environment which has resulted in borrowers refinancing home mortgage loans. These long-term (greater than five years) first deeds of trust are generally not held on the subsidiary banks' books, but are sold, generally at a gain, in the secondary mortgage market.

  3.
  The Company has decreased its effective tax rate by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, lending within enterprise zones and the establishment of a real estate investment trust ("REIT") in the first quarter of 2002. These strategies have lowered the Company's effective tax rate to 30.2% and 29.0% in the three and nine-month periods ended September 30, 2002 as compared to 36.1% and 36.7% in the same periods in 2001. This has resulted in tax savings of $127,000 and $503,000 in the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001 (after an after-tax deduction for certain related legal and accounting fees of $68,000 and $182,000 in the third quarter and nine month period in 2002).

        The factors above were offset in part by:

  1.
  An increase in loss provisions of $251,000 and $841,000 in the quarter ended September 30, 2002 and the nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Additional provisions were recorded as a result of growth in loans outstanding. The percentage of loan loss reserves to gross loans increased just .03% to 1.34% at September 30, 2002 as compared to 1.31% at September 30, 2001.

  2.
  Total operating expenses increased $1.79 million or 39% and $3.49 million or 26% in the quarter and nine months ended September 30, 2002, respectively. The increase in operating expenses was a result of the absorption of Central California Bank costs as the entity was consolidated and costs associated with growth and general expansion in the Company's market place. Included in operating expenses was amortization of core deposit and other intangibles of $62,000 and $138,000 in the quarter and nine months ended September 30, 2002 as compared to $14,000 and $43,000 in the same periods in 2001.

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

        For the three months ended September 30, 2002, interest income on a tax equivalent basis increased by $1.46 million to $10.5 million or 16.2% over the same period in 2001. Interest expense on deposit accounts and borrowings decreased $704,000 or 21.5% over the same three-month period ended September 30, 2001. Average earning assets yielded (on a fully tax equivalent basis) 6.94% versus 7.78% a year ago, partly offset by a decrease in cost of funds where the average cost of funds decreased to 2.21% from 3.57% a year ago. Net interest income (on a tax equivalent basis) increased $2.2 million or 37.8% to $7.89 million. Net interest margin increased 28 basis points to 5.23% from 4.95% for the same three-month period a year ago. Net interest margin was bolstered by both rate and volume during the period. Specifically, the improvement in net interest margin was 95% attributable to volume and just 5% as a result of rate changes.

        For the nine months ended September 30, 2002, interest income on a tax equivalent basis increased by $1.65 million to $28.9 million or 6% over the same period in 2001. Interest expense on deposit accounts and borrowings decreased $3.68 million or 33% over the same nine-month period ended September 30, 2001. Average earning assets yielded 7.15% versus 8.20% a year ago, partly offset by a decrease in cost of funds where the average cost of funds decreased to 2.33% from 4.15% a year ago. Net interest income (on a tax equivalent basis) increased $5.3 million or 32.7% to $21.6 million. Net interest margin increased 45 basis points to 5.33% from 4.88% for the nine-month same period a year ago. Net interest margin was bolstered by both rate and volume during the period. Specifically, the improvement in net interest margin was 87% attributable to volume and just 13% as a result of rate changes.

        Improvement in net interest margin was also driven by growth in non-interest demand deposits ("DDA's"). Non-interest DDA's averaged $132.3 million in the quarter ended September 30, 2002 and $115.8 million for the nine months ended September 30, 2002 as compared to $93.4 million and $86.7 million for the same three and nine month period in 2001. Central California Bank's contributed $34 million in average balances non-interst DDA balances during the third quarter of 2002.

        The following tables set forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	September 30, 2002			September 30, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Earning assets:
Portfolio loans	$494,352	$9,244	7.42%	$362,691	$7,730	8.46%
Tax exempt securities	30,682	525	6.79%	21,585	350	6.43%
Taxable securities	40,446	537	5.27%	34,414	576	6.64%
Federal funds sold	28,770	122	1.68%	37,150	323	3.45%
Interest bearing deposits	2,576	23	3.59%	1,129	13	4.57%
Other securities	1,807	21	4.52%	2,252	16	2.82%

Total average earning assets	598,632	10,471	6.94%	459,221	9,008	7.78%

Average non-interest bearing assets	60,058			47,433
Allowance for loan and lease losses	(6,551)			(4,781)

Average total assets	$652,139			$501,873

Interest bearing liabilities:
Interest bearing demand and savings deposits	$186,024	486	1.04%	$143,147	591	1.64%
Time deposits	247,342	1,770	2.84%	216,336	2,594	4.76%
Borrowings	28,953	319	4.38%	4,625	94	8.06%

Total average interest-bearing liabilities	462,318	2,575	2.21%	364,108	3,279	3.57%

Non-interest bearing demand deposits	132,309			93,363
Other liabilities	7,450			6,151
Shareholders' equity	50,062			38,251

Average total liabilities and shareholders' equity	$652,139			$501,873

Net interest income and net interest margin		$7,896	5.23%		$5,729	4.95%

Note:
Tax rate used to compute tax benefit on tax-exempt securities (effective tax rate for the period)		30.2%			36.1%

	Nine Months Ended
	September 30, 2002			September 30, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Earning assets:
Portfolio loans	$445,470	$25,367	7.61%	$348,271	$22,991	8.83%
Tax exempt securities	30,207	1,539	6.81%	20,090	981	6.53%
Taxable securities	40,549	1,614	5.32%	43,041	2,161	6.71%
Federal funds sold	21,184	268	1.69%	30,758	1,043	4.53%
Interest bearing deposits	1,819	51	3.78%	859	33	5.14%
Other securities	1,686	68	5.37%	1,240	45	4.85%

Total average earning assets	540,915	28,907	7.15%	444,259	27,254	8.20%

Average non-interest bearing assets	54,194			45,865
Allowance for loan and lease losses	(5,945)			(4,617)

Average total assets	$589,164			$485,507

Interest bearing liabilities:
Interest bearing demand and savings deposits	$168,438	1,306	1.04%	$132,544	1,888	1.90%
Time deposits	227,403	5,136	3.02%	220,810	9,008	5.45%
Borrowings	25,495	912	4.78%	2,368	143	8.07%

Total average interest-bearing liabilities	421,336	7,355	2.33%	355,722	11,039	4.15%

Non-interest bearing demand deposits	115,795			86,657
Other liabilities	6,596			6,246
Shareholder's equity	45,437			36,882

Average total liabilities and shareholders' equity	$589,164			$485,507

Net interest income and net interest margin		$21,552	5.33%		$16,215	4.88%

Note:
Tax rate used to compute tax benefit on tax-exempt securities (effective tax rate for the period)		29.0%			36.7%

        The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2002 over 2001
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$2,462	$(948)	$1,514
Investment securities, tax exempt	156	19	175
Investment securities	80	(119)	(39)
Federal funds sold	(35)	(166)	(201)
Interest bearing deposits	13	(3)	10
Equity investments	(5)	10	5

Net increase (decrease)	2,670	(1,207)	1,463
Increase (decrease) in interest expense:
Interest bearing accounts	112	(217)	(105)
Time deposits	222	(1,046)	(824)
Borrowings	268	(43)	225

Net increase (decrease)	602	(1,306)	(704)

Total net increase	$2,068	$99	$2,167

	Nine Months Ended September 30, 2002 over 2001
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$5,535	$(3,159)	$2,376
Investment securities, tax exempt	515	42	557
Investment securities	(99)	(448)	(547)
Federal funds sold	(121)	(654)	(775)
Interest bearing deposits	27	(9)	18
Equity investments	18	5	23

Net increase (decrease)	5,875	(4,222)	1,653
Increase (decrease) in Interest expense:
Interest bearing accounts	278	(860)	(582)
Time deposits	149	(4,021)	(3,872)
Borrowings	828	(58)	769

Net increase (decrease)	1,255	(4,939)	(3,684)

Total net increase	$4,620	$717	$5,337

Non-interest Income

        The Company's non-interest income consists of service charges on deposit accounts, and other service fees, mortgage loan origination and processing fees and proceeds from the sale of investment securities.

        For the three months ended September 30, 2002, total non-interest income increased $687,000 or 48% over the same period in 2001. For the nine months ended September 30, 2002, total non-interest income grew $1.3 million or 34% over the same period in 2001.

        Service fee income rose $119,000 or 23% in the third quarter of 2002 versus the third quarter of 2001 and $375,000 or 27% over the nine months ended September 30, 2002. These increases are primarily due to a program initiated in late 2001 that raised the subsidiary banks' service fees to market level and the more successful collection of these fees.

        In addition, income from mortgage loan origination and packaging fees increased $384,000 or 54% in the third quarter and $849,000 or 46% in the first nine months of 2002 as compared to 2001. The increase was primarily a result of: 1) an increase in the number of refinances (due to a decrease in interest rates), 2) an increase in first mortgages for home buyers as interest rates are at historic lows, 3) an increase in market share due to expansion of loan staff and marketing and 4) expansion of mortgage product line.

  Non-interest Expense

        Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees, merger and acquisition costs and other operating expenses. For the three months ended September 30, 2002, non-interest expense increased $1.79 million or 39% over the same period in 2001. For the nine months ended September 30, 2002, non-interest expense increased $3.5 million or 26% over the same period in 2001.

        Salary and benefits increased $601,000 or 23% over the same three-month period last year. This increase was due primarily to the integration of the Central California bank employees into the Company's operation, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs. These expenses for the nine-month period ended September 30, 2002 increased $1.5 million or 21% over the same period in the prior year as a result of the same aforementioned factors.

        The following table sets forth a summary of non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Non-interest Expense:
Salaries and benefits	$3,178	$2,577	$8,688	$7,172
Occupancy & equipment	1,121	936	2,672	1,737
Other expenses	1,995	1,041	5,206	4,259
Amortization of core deposits and other intangibles	62	14	138	43

Total non-interest expense	$6,356	$4,568	$16,703	$13,211

Income Taxes

        The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Tax provision	$893	$800	$2,390	$2,238
Effective tax rate	30.2%	36.1%	29.0%	36.7%

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The Company's tax provision is attributable to increases in the Company's net income and the relative amount of tax-exempt income. The Company has decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust ("REIT") in the first quarter of 2002. These strategies have lowered the Company's effective tax rate (see above) for the three and nine-month periods ended September 30, 2002 as compared to 36.1% and 36.7% in 2001. This has resulted in tax savings of approximately $127,000 and $504,000 in the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001 (after an after-tax deduction for certain related legal and accounting fees of $47,000 and $129,000 in the third quarter and nine months ending September 30, 2002). However, no assurance can be given that the tax benefits available from the REIT will continue to be available in the future. In addition, there is a possibility that a future modification of existing tax laws by the California legislature could require the that the tax benefits already realized from the REIT be reversed, though, in the opinion of management it is unlikely.

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

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	September 30, 2002	% of Total	December 31, 2001	% of Total
Commercial	$80,466	15.81%	$64,931	16.72%
Real estate—mortgage	304,166	59.75%	235,981	60.75%
Real estate—construction	106,995	21.02%	72,051	18.55%
Agricultural	10,841	2.13%	8,574	2.21%
Lease financing	3,377	0.66%	3,496	0.90%
Installment and other	4,788	0.94%	4,461	1.15%
Deferred loan fees and costs, net	(1,583)	-0.31%	(1,060)	-0.27%

Total	509,050	100%	388,434	100%
Less allowance for loan and lease losses	(6,861)	-1.35%	(5,097)	-1.31%

Total net loans and leases	$502,189		$383,337

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated (dollars in thousands):

	September 30, 2002	December 31, 2001
Non-performing assets:
Nonaccrual loans	$594	$2,656
90 days past due and still accruing	12	0
Other real estate	$489	$0

Total non-performing assets	$1,095	$2,656

Non-performing assets as a % of total assets	0.17%	0.52%
Non-accrual loans as a % of gross loans	0.12%	0.69%
Ratio of allowance for loan and lease losses to non accrual loans	11.55	1.92

        The Company's non-accrual loans decreased from $2.7 million to $0.6 million in the first nine months of 2002. The Company's "coverage ratio" or the ratio of allowance for loan and lease losses to non-accrual loans increased from 1.92 to 11.55 during the first nine months of 2002. The Company carries other real estate (acquired through foreclosure) at what Management believes to be the current market value at September 30, 2002.

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

        Accordingly, the adequacy of the ALLL and the level of the related provision for possible loan and lease losses is determined on a judgment basis by Management based on consideration of (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by Management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

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

        The adequacy of the ALLL calculation is based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves are assigned to individual loans currently on the Company's Problem Loan Reports. These are estimated potential losses associated with specific borrowers based upon collateral value and event(s) causing the risk rating. Thirdly, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including an unallocated reserve for model imprecisions.

        Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

        The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Beginning balance for allowance for loan and lease losses	$6,312	$4,695	$5,097	$4,395
Provision for loan and lease losses	541	290	1,466	625
Charge offs:
Commercial	0	(54)	(353)	(134)
Real estate	0	0	0	(2)
Other	(25)	(8)	(62)	(19)

Total charge offs	(25)	(62)	(415)	(155)
Recoveries:
Commercial	25	10	48	61
Real estate	0	0	2	0
Other	8	5	16	12

Total recoveries	33	15	66	73
Net charge offs	8	(47)	(349)	(82)
ALLL of CCB acquired during the period	0	0	647	0

Ending balance	$6,861	$4,938	$6,861	$4,938

ALLL to total loans	1.34%	1.31%	1.34%	1.31%
Annualized net charge offs to average loans	-0.01%	0.05%	0.10%	0.03%

Investment Portfolio

        Total investment securities decreased $1.42 million million in the first nine months of 2002 or 1.9%. The decrease was primarily due to the prepayment of mortgage-backed securities as a result of the decrease in rates.

Liquidity

        A Funds Management Policy has been developed by the Company's Management and approved by the Company's Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company's customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. Liquidity of the Company at September 30, 2002 was 13.5% and was 17.1% at December 31, 2001. Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company's Management believes it maintains adequate liquidity levels.

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

        The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized). At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL. Trust Preferred Securities in the amount of $16.0 million are included in the Company's Tier 1 capital, as allowed by Federal Reserve, in the consolidated totals below.

        The following table sets forth the Company's and its banking subsidiaries' capital ratios as of the dates indicated.

	September 30, 2002				December 31, 2001
Capital ratios	Central California Bank	Lake Community Bank	Western Sierra National Bank	Consolidated	Lake Community Bank	Western Sierra National Bank	Consolidated
Total risk-based capital to risk-weighted assets	11.7%	10.2%	10.4%	12.7%	10.5%	10.9%	14.2%
Tier 1 capital to risk-weighted assets	10.5%	8.9%	9.2%	11.5%	9.2%	9.8%	12.4%
Tier 1 capital to average assets (leverage ratio)	7.3%	8.1%	8.0%	9.5%	8.4%	7.8%	10.4%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at September 30, 2002.

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

        The following table sets forth, as of September 30, 2002, the distribution of re-pricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

(dollars in thousands)	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$11,315				$11,315
Investment securities and other	6,878	12,608	14,478	40,321	74,286
Loans	174,321	82,119	120,093	140,659	517,191

Total earning assets	192,514	94,727	134,570	180,980	602,792

Interest-bearing liabilities:
Savings	26,638	13,319			39,957
Interest-bearing transaction accounts	122,409	23,026			145,435
Time deposits	92,399	132,863	23,652	2	248,916
Other borrowings	12,000				12,000

Total interest-bearing liabilities	253,447	169,208	23,652	2	446,309
Trust preferred securities ("TPS")	16,000				16,000

Total interest bearing liabilities and TPS	269,447	169,208	23,652	2	462,309

Interest rate sensitivity gap	(76,933)	(74,481)	110,919	180,978	$140,483
Cumulative interest rate sensitivity gap	$(76,933)	(151,414)	(40,495)	$140,483

Interest rate sensitivity gap to total assets	-11.67%	-11.29%	16.82%	27.44%	21.30%
Cumulative interest rate sensitivity Gap to total assets	-11.67%	-22.96%	-6.14%	21.30%
Ratio of rate sensitive assets to rate sensitive liabilities	0.71	0.56	5.69	N/A	1.30
Cumulative ratio	0.71	0.65	0.91	1.30	1.30

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

ITEM 4. Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. Other Information

Item 1. Legal proceedings

        The Company and its subsidiaries are involved in various routine legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item #2. Changes in securities and use of proceeds

        N/A

Item #3. Defaults upon Senior Securities

        N/A

ITEM 4.    Submission of Matters to a Vote of Security Holders

        N/A

Item #5. Other Information

        N/A

Item #6A. Exhibits

        904 Exhibits—Certifications

Item #6B. Reports on Form 8-K

        September 5, 2002: Termination of plan of reorganization with Mid Valley Bank

SIGNATURES

        Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)
Date: November 13, 2002
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
/s/ ANTHONY J. GOULD Anthony J. Gould Executive Vice President Chief Financial and Accounting Officer

CERTIFICATIONS

I, Anthony J. Gould Executive Vice President, Chief Financial and Chief Accounting Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Western Sierra Bancorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Anthony J. Gould Chief Financial and Accounting Officer

I, Gary D. Gall, President, Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Western Sierra Bancorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Gary D. Gall President and Chief Executive Officer

QuickLinks

WESTERN SIERRA BANCORP & SUBSIDIARIES Index to Form 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
Western Sierra Bancorp and Subsidiaries Consolidated Balance Sheet (Unaudited)
Western Sierra Bancorp and Subsidaries Consolidated Statements of Income (Unaudited)
Western Sierra Bancorp and Subsidiaries Consolidated Statement of Cash Flows (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. Controls and Procedures.
  PART II. Other Information
  Item 1. Legal proceedings
  Item #2. Changes in securities and use of proceeds
  Item #3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  Item #5. Other Information
SIGNATURES
CERTIFICATIONS