Form 10-K
period 2002-12-31
WESTERN SIERRA BANCORP
filed 2003-03-28
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-25979

WESTERN SIERRA BANCORP

(Exact name of Registrant as specified in its charter)

California	68-0390121
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4080 Plaza Goldorado Circle, Cameron Park, CA	95682
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 677-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes☒No☐

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 19, 2002 (based on the closing sale price of the Common Stock of $27.50) was approximately $95,751,000.

As of March 26, 2002 there were 3,997,554 shares outstanding of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the Company’s Definitive Proxy Statement for the 2003 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10-13.

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve the Western Sierra Bancorp’s (the “Company”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

•      Competitive pressure in the banking industry and changes in the regulatory environment

•      Changes in the interest rate environment and volatility of rate sensitive deposits

•      Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans

•      Credit quality deterioration, which could cause an increase in the provision for loan losses

•      Changes in the securities markets

•      Asset/Liability matching risks and liquidity risks \

•      Loss of key personnel

•      Operational  interruptions including data processing systems failure and fraud

The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other information in this Report.

PART I

Item 1. Description of Business

General

The Company was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company’s common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank’s shareholders.

In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. All of these mergers were accounted for as poolings of interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was immediately merged into Western Sierra National Bank at the time of the Company’s acquisition of Sentinel Community Bank. In May of 2000, Roseville 1st National Bank was also merged into Western Sierra National Bank.

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a  purchase price allocation of $1.8 million to goodwill and $1.9 million to core deposit premium intangible assets. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

At December 31, 2002 the Company had $678 million in total assets and $590 million in total deposits after elimination of $6 million in parent company deposits held at Western Sierra Bank.  The asset and deposit totals for each bank subsidiary at December 31, 2002 were: Western Sierra Bank - $382 million in assets and $325 million in deposits, Lake Community Bank - $114 million in assets and $101 million in deposits, Central California Bank: $188 million in assets and $170 million in deposits.

County market share greater than 1% of the respective county are as follows:

•      Western Sierra Bank has approximately 4% of the Placer county market and 12% of Eldorodo County

•      Central California Bank has approximately 20% of Tuolumne County market

•      Lake Community Bank 20% of the Lake County market

Western Sierra Bancorp was approximately the 63rd largest financial institution in California at December 31, 2002 with approximately .13% of the market in the state of California.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado, Cameron Park, 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay and 9050 Fairway Drive, Roseville, CA.   In March 2002, Western Sierra National Bank formed WSNB Investment Trust, a Real Estate Investment Trust (“REIT”), to potentially generate additional capital at Western Sierra National Bank and reduce the Company’s overall effective tax rate.

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

Central California Bank was incorporated under the laws of the State of California on January 13, 1997, and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and became a  member of the Federal Reserve System in January 2003. Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus counties in the state of California from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its branches located at 400 E. Olive Ave, Turlock, CA, 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, CA, 18711 Tiffeni Drive, Twain Harte, CA, 22712 Main Street, Columbia, CA and loan production offices located at 3400 Tully Rd., #B, Modesto, CA, and 1111 Dunbar Road, Arnold, CA.  Central California does not have any affiliates or subsidiaries.

Trust Preferred Securities

On July 10, 2001, Western Sierra Bancorp (Bancorp) formed a wholly owned Connecticut statutory business trust, Western Sierra Statutory Trust I (Western Trust I). On July 31, 2001 Bancorp issued to Western Trust I Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031 (Debentures) in the aggregate principal amount of $6,000,000. These debentures qualify as Tier I capital under Federal Reserve Board guidelines subject to limitations under Federal Reserve Board guidelines. In exchange for these debentures Western Trust I paid Bancorp $6,000,000. Western Trust I funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (capital securities), which were then pooled and sold to third parties. Western Trust I secured the capital securities with Debentures issued by Bancorp. The Debentures are the only asset of Western Trust I. The interest rate on both instruments is the same and is computed on actual days divided by 360 times the rate. The rate is the three month LIBOR (London Interbank Offered Rate) plus 3.58% not to exceed 12.5% adjustable quarterly. The proceeds from the Debentures were used to retire short-term debt and the related accrued interest ($3,522,000) repurchase stock ($2,076,000) (see note 3 to the consolidated financial statements included in this report) and to partially fund the construction of new corporate headquarters.

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

On December 18, 2001, Western Sierra Bancorp (Bancorp) formed a wholly owned Connecticut statutory business trust, Western Sierra Statutory Trust II (Western Trust II). On December 18, 2001 Bancorp issued to Western Trust II Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031 (Debentures) in the aggregate principal amount of $10,000,000. These debentures qualify as Tier I capital, subject to limitations, under Federal Reserve Board guidelines. In exchange for these debentures Western Trust II paid Bancorp $10,000,000. Western Trust II funded its purchase of debentures by issuing $10,000,000 in floating rate capital securities (capital securities), which were then pooled and sold to third parties. Western Trust II secured capital securities with Debentures issued by Bancorp. The Debentures are the only asset of Western Trust II. The interest rate on both instruments is the same and is computed on actual days divided by 360 times the rate. The rate is the three month LIBOR (London Interbank Offered Rate) plus 3.60% not to exceed 12.5% adjustable quarterly.

The Debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. Bancorp has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by Western Trust II, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Western Trust II.

The capital securities are mandatorily redeemable upon maturity of the Debentures on December 18, 2031, or upon earlier redemption as provided in the indenture.

Other Information Concerning the Company.    The Company holds no material patents, trademarks, licenses, franchises or concessions.

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport, Antioch, Rocklin and the surrounding communities. The Company’s primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

The Company offers a broad range of services to individuals and businesses in its primary service areas with an emphasis upon efficiency and personalized attention. The Company provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of the Company’s subsidiary banks offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks, computer cash management and internet banking including bill payment. The Company’s subsidiary banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement, installment and credit card loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers’ checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offer other customary commercial banking services.

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At December 31, 2002, there was a title company customer with $22.7 million  or 7.0% of total deposits at Western Sierra Bank, and one title company customer with $9.0 million or 5.3% at Central California Bank.  There were no other customer with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

See Item 7, Management’s discussion and Analysis for a detailed discussion of Loan and deposits.

Employees.  At December 31, 2002, the Company and its subsidiaries employed approximately 238 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Supervision and Regulation.    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA), and is registered as such with and is subject to the supervision of the Board of Governors of the Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

The Company is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine the Company and each of its subsidiaries, as well as any arrangements between the Company and any of its subsidiaries, with the cost of any such examination to be borne by the Company.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act and Regulation W, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate, provided that the aggregate amount of the above transactions of the bank and its subsidiaries does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as that term is defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Further, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

A bank holding company is prohibited from itself engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to the prohibition is for activities found by the FRB by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

Federal Reserve Regulation Y sets out those activities which are regarded as closely related to banking or managing or controlling banks, and thus, are permissible activities that may be engaged in by bank holding companies subject to approval in individual cases by the FRB. Most of these activities are now permitted for national banks. There has been litigation challenging the validity of certain activities authorized by the FRB for bank holding companies. The future scope of permitted activities is uncertain.

Western Sierra National Bank is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the Comptroller) and also subject to applicable regulations of the FDIC and the FRB, and, in addition, the provisions of California law, insofar as they are not preempted by federal banking law. Lake Community Bank and Central California Bank are subject to primary supervision, examination and regulation by the California Department of Financial Institutions (DFI) and the FDIC and are subject to applicable regulations of the FRB. The deposits of all financial institutions are insured by the FDIC to applicable limits. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the subsidiary banks’ businesses are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the subsidiary banks. Federal and California statutes and regulations relate to many aspects of the banks’ operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, branching, capital requirements and disclosure obligations to depositors and borrowers. The Comptroller regulates the number and locations of the branch offices of a national bank, but may only permit a national bank to maintain branches in locations and under the conditions imposed by state laws upon state banks. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks, including national banks, from California usury laws.

Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the three-year period. In addition, the California Financial Code restricts the total dividend payment of any California banking corporation  in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. The Office of the Comptroller of Currency (“OCC”) the Federal Reserve Bank (“FRB”) and The Federal Deposit Insurance Corporation (“FDIC”) also may limit dividends under their supervising authority. At December 31, 2002, the subsidiaries had $10,716,000 in retained earnings available for dividend payments to the Company.   Management does not anticipate any banking subsidiary reaching a dividend ceiling in the foreseeable future.

The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of financial holding companies, bank holding companies and banks.  If the capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities and may be subjected to further mandatory corrective actions.

Impact of Monetary Policies.    The earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Company are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United State Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve’s actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

Recent and Proposed Legislation.    The operations of the Company are subject to extensive regulation by federal, state and local governmental authorities and are subject to the various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the business of the Company and its subsidiaries are highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies.  The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict.  Certain of the potentially significant changes that have been enacted recently by Congress and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

During July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified non-audit services contemporaneously with a mandatory audit.  The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services.  It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise  independent.  The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances.  Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer, as a result of misconduct, with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

1.	disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

2.

the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company’s stock during lock out periods of the Company’s pension plans, and any profits on such insider transactions are to be disgorged.  In addition, there is a prohibition of company loans to its executives, except in certain circumstances.  The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the Company’s auditor.  The SEC is also required to issue a code of ethics for senior financial officers of the Company.  Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the Board’s interpretations of sections 23A and 23B.  Regulation W will have an effective date of April 1, 2003.

In December of 2001 and January of 2002, the Office of the Comptroller of the Currency, FRB and the FDIC on the adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies.  The final rules became effective on April 1, 2002.  The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (SBICs) granted by the Small Business Investment Act.  Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital.  The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”).  IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures may include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

IMLA became effective July 23, 2002.  Additional regulations have been  adopted  to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Federal Reserve Board and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies.  The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity.  The rule provides that a financial holding company may not, without Federal Reserve Board approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

1.     30 percent of the Tier 1 capital of the financial holding company, or

2.     after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions.  With respect to savings and loan associations, the Home Owners’ Loan Act was amended to:

1.	repeal the savings association liquidity requirements, and

2.	permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a non-subsidiary savings association or non-subsidiary savings and loan holding company.

With respect to national banks, the Banking Act of 1933 was amended to allow a national bank to:

1.             specifically reorganize into a bank holding company structure or merge with subsidiaries and non-bank affiliates;

2.	have more than 25 directors as may be allowed by the Comptroller;

3.	have director terms of up to three years;

4.	have a classified board; and

5.	allow the repurchase of stock to prevent loss upon a previously contracted debt without having to dispose of it within a period of six months.

In addition, federal banking law was amended to authorize the Comptroller to waive the citizenship requirement for a minority of the directors on national bank board and to repeal the 20% surplus requirement for national banks.  As to depository institutions, in general, the federal banking agencies are to develop a system for the electronic filing and dissemination of depository institution call reports.

The Gramm-Leach-Bliley Act (“GLBA”) was enacted in late 1999.  GLBA, among other things, repeals the Glass-Steagall Act.  The Glass-Steagall Act enacted in the depression era prohibited banks from affiliating with securities firms.  In addition, GLBA allows for a new type of bank holding company under the Bank Holding Company Act.  The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities.  Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities in which they may engage.

GLBA also allows bank holding company companies to engage in any activity considered “financial” in nature or incidental to such financial activities.  Under the existing Bank Holding Company Act, incidental activities are limited to those that are “banking” in nature or incidental to such banking activities.

Financial activities include, as well as lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities.  All insurance activities that are to be conducted must be conducted in compliance with applicable state laws.  In connection with insurance sales the United States Supreme Court case of Barnett Bank of Marion County N.A. v. Nelson, 116 S. Ct. 1103 (1996) is followed by GLBA, and GLBA further provides that “no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity.”

The Community Reinvestment Act provisions in GLBA require that any new bank holding company that is formed meet the conditions that all of the company’s insured depository institutions are well capitalized and well managed or received at least a satisfactory rating in the most recent Community Reinvestment Act examination.

Other key aspects of GLBA include the following:

•      streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

•      prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

•      allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent’s assets or $50 billion, whichever is less;

•      permitting national banks to underwrite municipal bonds;

•      providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

•      providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

•      replacing broker-dealer exemptions allowed to banks with limited exemptions;

•      providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

•      providing that existing unitary thrift holding companies may only be sold to financial companies;

•      adopting new privacy provisions which allow customers to “opt out” of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

•      requiring that ATM’s which impose a fee on non-customers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

•      providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations.  The time between examinations may be as long as five years for small banks and savings and loans; and

•      requiring plain language for federal banking agency regulations.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or

California legislature.

Consumer Protection Laws and Regulations.  The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and they are implementing regulations. Examination and enforcement have become more intense in nature and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Company is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The four point rating scale ranges from a high of “outstanding” to a low of “substantial noncompliance.”

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

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

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

Penalties under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory concern related to compliance with CRA, TILA, FH Act, ECOA, HMDA, RFPA and RESPA generally, The Company may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises.  This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations.  This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangibles) for impairment.  Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed.  Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142.  Provisions of this Statement are applicable on or after October 1, 2002.  In management’s opinion, the adoption of this Statement did not have a material effect on the Bank’s Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Bank Company.  The additional disclosure requirements of the Statement are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Bank’s Company’s financial position or results of operations.

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

Item 2. Properties

The Company owns six depository branches and a corporate headquarter Building.  The Company also leases fifteen other locations (twelve branches and three loan production offices) used in the normal course of business located throughout the Company’s service areas. There are no contingent rental payments and the Company has two sublease arrangements. Total rental expenses under all leases, including premises, totaled $607,000, $453,000, and $381,000 in 2002, 2001 and 2000 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2003 and the last such lease expiring during 2013. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

In March of 2002, the Company moved into its new 18,000 square foot corporate headquarters building at 4080 Plaza Goldorado Circle, Cameron Park, CA as the prior facility was no longer able to house its administrative functions.  The Company built the facility for approximately $3.2 million and later secured a loan from two of its subsidiary banks for $2.4 million at a  variable rate which was  6.79%, as of December 31, 2002, for a term of 10 years.  The depreciation for the facility in 2002 was $72,000 for 8 months of use.

The Company entered into a 7,000 square foot lease agreement in May 2002 for Western Sierra Bank’s new 4,000 square foot branch facility in Folsom, California expected to open in April, 2003.  The Company has an annual commitment of $258,000 per year for the first five years of the lease term and $297,000 per year for years six through ten.  The Company expects to enter a sublease agreement for 3,000 feet of the space at the Company’s cost in 2003, which will offset approximately 43% of the lease commitment.

Management does not believe the cost of any individual lease arrangement has a material impact on its operations. Please see Footnote 2 to the consolidated financial statements for further information regarding the Company’s lease commitments.

Item 3. Legal Proceedings

From time to time, the Company and/or its subsidiary banks are a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any material pending litigation proceedings to which either it or any of its subsidiary banks is a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of The Company taken as a whole.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the period covered by this report.

PART II

Item 5. Market Price & Dividends

The Company common stock is publicly traded on the NASDAQ National Market under the symbol “WSBA”. As of December 31, 2002, there were 1,665 shareholders of record of the Company’s common stock.

The Company’s common stock began trading on the NASDAQ National Market Exchange (NASDAQ) under the symbol “WSBA” on July 29, 1999. Prior to that date, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol “WESA”. The following table shows the high and low prices for the common stock, for each quarter as reported by NASDAQ. The prices have been adjusted to reflect two 5% stock dividends on June 14, 2002 and November 26, 2001.

Western Sierra Bancorp

Common Stock Prices

	Qtr 1 2002	Qtr 2 2002	Qtr 3 2002	Qtr 4 2002	Qtr 1 2001	Qtr 2 2001	Qtr 3 2001	Qtr 4 2001
High	$19.92	$26.53	$25.40	$27.00	$13.61	$13.60	$13.97	$15.48
Low	$17.69	$19.41	$20.40	$22.01	$9.07	$11.56	$12.70	$11.79
Volume	586,273	875,747	360,985	401,841	233,899	305,107	533,391	433,505

Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the three-year period. In addition, the California Financial Code restricts the total dividend payment of any California banking corporation  in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. The Office of the Comptroller of Currency (“OCC”) the Federal Reserve Bank (“FRB”) and The Federal Deposit Insurance Corporation (“FDIC”) also may limit dividends under their supervising authority. At December 31, 2002, the subsidiaries had $10,716,000 in retained earnings available for dividend payments to the Company.

The Company’ primary source of revenue to pay dividends to its shareholders is dividends from its subsidiaries. The Company’s Board of Directors sets the amount and payment of any dividends by the Company. Any dividends will be decided based on a number of factors including results of operations, general business conditions, capital requirements, general financial conditions, and other factors deemed relevant by the Board of Directors.  Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  As a bank holding company without significant assets other than its equity position in the Bank, the Company's ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank.

The Company has historically not paid any cash dividends to shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	350,337	$12.61	142,746
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	350,337	$12.61	142,746

Item 6. Selected Financial Data

Summary of Consolidated Financial Data and Performance Ratios

	At or for the Year ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Summary of Earnings:
Interest income	$38,895	$35,780	$34,048	$28,508	$26,854
Interest expense	9,746	13,752	14,595	10,858	10,994
Net interest income	29,149	22,028	19,453	17,650	15,860
Provision for loan losses	2,026	925	380	920	1,011
Non-interest income	7,464	5,447	3,745	3,580	4,284
Non-interest expense	23,146	17,876	16,602	15,401	16,556
Income before income taxes	11,441	8,674	6,216	4,909	2,577
Provision for income taxes	3,437	3,238	2,332	1,601	875
Net income	$8,004	$5,436	$3,884	$3,308	$1,702
Financial Ratios:
For the year:
Return on average assets	1.31%	1.10%	0.91%	0.87%	0.49%
Return on average equity	16.91%	14.47%	12.18%	11.71%	6.13%
Net interest margin (1)	5.34%	5.02%	5.14%	5.27%	5.14%
Efficiency ratio (1)	61.01%	63.24%	69.61%	70.50%	80.99%
Dividend payout ratio	0%	0%	0%	0%	0%
At December 31:
Average equity to average assets	7.74%	7.62%	7.51%	7.44%	8.01%
Total capital to risk-adjusted assets	12.68%	14.23%	11.00%	12.40%	12.80%
Allowance for loan and lease losses to loans	1.32%	1.31%	1.33%	1.38%	1.39%
Loans to deposits	81.42%	86.58%	75.90%	79.94%	62.72%
Non-performing assets to capital	2.17%	6.65%	3.10%	4.07%	13.39%
Consolidated Balance Sheet Data:
Total assets	$677,788	$510,622	$474,603	$391,883	$382,503
Total loans and leases	$538,784	$388,434	$329,251	$274,356	$215,410
Allowance for loan and lease losses	$7,113	$5,097	$4,395	$3,794	$2,988
Total deposits	$589,373	$448,631	$433,771	$343,184	$343,442
Shareholders’ equity	$54,339	$39,911	$36,137	$30,915	$29,307
Share Data:
Common Shares Outstanding (in thousands)	3,987	3,527	3,621	3,419	3,198
Book Value Per Share	$13.66	$11.32	$9.98	$9.04	$9.16
Basic Earnings Per Share	$2.06	$1.44	$1.03	$0.89	$0.48
Diluted Earnings Per Share	$1.98	$1.40	$1.01	$0.86	$0.46
Cash Dividends Per Share	$0.00	$0.00	$0.05	$0.05	$0.10

(1)  ratio computed on a fully tax equivalent basis using a marginal tax rate of 34%

UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA

(dollars in thousands, except per share data)

	Q4 2002	Q3 2002	Q2 2002	Q1 2002	Q4 2001	Q3 2001	Q2 2001	Q1 2001
Net interest income	$8,029	$7,737	$7,241	$6,142	$6,054	$5,645	$5,194	$5,135
Provision for credit losses	(560)	(541)	(525)	(400)	(300)	(290)	(245)	(90)
Other operating income	2,170	2,118	1,686	1,490	1,484	1,431	1,448	1,088
Other operating expenses	6,429	6,356	5,692	4,669	4,669	4,568	4,330	4,313
Income before income taxes	3,210	2,959	2,710	2,563	2,569	2,218	2,067	1,820
Provision for income taxes	1,047	893	751	747	1,000	800	752	686
Net income	$2,163	$2,065	$1,959	$1,816	$1,569	$1,418	$1,315	$1,134
Per share:
Basic earnings per share:	$0.54	$0.52	$0.50	$0.49	$0.42	$0.38	$0.34	$0.30
Diluted earnings per share:	$0.52	$0.50	$0.48	$0.48	$0.40	$0.37	$0.33	$0.30

Item 7.  Management’s Discussion & Analysis

General.    The Board of Directors and Management of Western Sierra Bancorp (“Western Sierra” or the “Company”) believe that the Company plays an important role in the economic well being of the communities it serves. Its subsidiary banks have a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by Western Sierra and its subsidiary banks.

Various loan products are offered which promote home ownership and affordable housing, fuel job growth, and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and mortgage loans. Banking decisions are made locally and the Company’s primary goals are maximizing shareholder return and customer satisfaction.

Various deposit products are offered which are geared to provide both individual and business customers with a wide range of choices. These products include both high and low volume transaction accounts, savings and money market products, certificate of deposit accounts with a wide range of maturities, and IRA accounts including Roth and Educational IRAs.

The Company has been a member of NASDAQ since 1999 and trades on the NASDAQ exchange (symbol “WSBA”).  The following discussion is designed to provide a better understanding of significant trends related to Western Sierra’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to Western Sierra’s financial condition, changes in financial condition and results of operations as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002.

The consolidated financial statements of Western Sierra include the results of operations of Sentinel Community Bank  both before and after the  2000 merger with Western Sierra as a result of applying the pooling-of-interests method of accounting for  the transaction. In addition, the results of operations for Central California Bank (CCB) for the period from April 1, 2002 through the end of the year are included in the consolidated financial statements as a result of applying the purchase method of accounting for this acquisition.  See Footnote 2 to the consolidated financial statements for further information regarding the Company’s acquisition activity.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a grater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The Fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.  When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

FINANCIAL CONDITION

2002 Compared to 2001

Total assets at December 31, 2002 were $677.8 million, an increase of $167 million, or 32.7%, over total assets of $510.6 million at December 31, 2001. Of the 32.7% asset growth, $68 million, or 12.7%, came from the acquisition of CCB and the remaining 20.0% was attributed to internal growth.  Since 1997, the Company has grown $595 million in total assets, an annual compounded growth rate of greater than 50%, to $678 million at December 31, 2002. This historical growth was 52% by acquisition and 48% by internal growth.

At December 31, 2002, Loans were $538.8 million, an increase of $150.4 million or 38.7%, over total loans of $388.4 million at December 31, 2001. Loan growth was the result of continued marketing efforts, strong demand in our market area  the acquisition of Central California Bank which contributed $48 million of loan growth in 2002 .  In addition Western Sierra purchased approximately $10.7 million in pools of loans from local banks in order to further diversify the portfolio and maximize profitability. Western Sierra applies the same underwriting standards in loan pool purchases as it does when it originates its own loans.

Total deposits at December 31, 2002 were $589.4 million, an increase of $140.8 million, or 31.4%, over total deposits of $448.6 million at December 31, 2001. Included in the $140 million growth figures is $62 million in deposits acquired in the CCB acquisition, which represents 44% of 2002 total growth.  A large portion of the deposit growth occurred in non-interest bearing deposits, which increased 62% to $162 million at December 31, 2002.  Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did had an operational expense cost to the Company of approximately $118,000, which resulted in an effective cost of these deposits of approximately 0.47%.  NOW accounts increased 15.6% to $67.3 million and Money Market accounts increased 21.7% to $68.0 million at December 31, 2002.  The majority of Western Sierra’s deposits remain local core deposits.

In March of 2002, the Company moved into its new 18,000 square foot corporate headquarters building at 4080 Plaza Goldorado Circle, Cameron Park, CA as the prior facility was no longer able to house its administrative functions.  The Company built the facility for approximately $3.2 million and later secured a loan from two of its subsidiary banks for $2.4 million at a  variable rate which was  6.79%, as of December 31, 2002, for a term of 10 years.  The depreciation for the facility in 2002 was $72,000 for 8 months of use.

At December 31, 2002, the Company had $14.5 million outstanding in short term borrowings comprised of overnight federal funds advances and longer-term Federal Home Loan Bank (“FHLB”) borrowings.  The balance at year-end 2002 represents a $12.2 million increase over short-term borrowings outstanding at December 31, 2001.  These funds were borrowed primarily because of strong loan demand at year end as well Management’s desire to take advantage the historic low rates available which Management believes the Company will benefit from in a rising rate environment.  During 2002, $16 million in variable rate Trust Preferred Securities (“TPS”) were outstanding throughout 2002 resulting in $890,000 in interest expense which resulted in a cost of 5.56%.

Total shareholders’ equity at December 31, 2002 was $54.3 million, an increase of $14.4 million over total shareholders’ equity of $39.9 million at December 31, 2001. The increase in equity is due to an increase in retained earnings of  $7.8 and common stock of  $5.4 million from the Central California Bank acquisition the exercise of stock options by employees and directors, the release of previously unearned ESOP shares and adjustments for unrealized gains on available-for-sale securities. Please see the Consolidated Statement of Changes in Shareholders’ Equity in the consolidated financial statements for a detailed analysis of these changes.

2001 Compared to 2000

Total assets at December 31, 2001 were $510.6 million, an increase of $36.0 million or 7.6% over total assets of $474.6 million at December 31, 2000. Loans grew to $388.4 million, an increase of $59.2 million or 18.0% over total loans of $329.3 million at December 31, 2000.

Total deposits at December 31, 2001 were $448.6 million as compared to total deposits of $433.8 million at December 31, 2000, an increase of 3.4% or $14.8 million. Most of the deposit growth occurred in non-interest bearing deposits, an increase of 23.0% to $100 million at December 31,2001. Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did had an operational expense cost to the Company of approximately $97,000, which resulted in an effective cost of these deposits of approximately 0.56%.  NOW accounts increased 10.2% to $58.2 million at December 31, 2001 and time deposits increased 8.8% to $202.8 million at December 31, 2001.

Total shareholders’ equity at December 31, 2001 was $39.9 million, an increase of $3.8 million over total shareholders’ equity of $36.1 million at December 31, 2000. The increase in equity was due to an increase in retained earnings of $3.2 million for the twelve months ended December 31, 2001 and an increase in common stock from the exercise of stock options by employees and directors, which was partially offset by the repurchase of 163,000 shares of Western Sierra common stock.

RESULTS OF OPERATIONS

Net Income.  Western Sierra recorded net income of $8.0 million, or $1.98 diluted earnings per share, for the year ended December 31, 2002 compared to net income of $5.4 million, or $1.40 diluted earnings per share, in 2001 and net income of $3.9 million, or $1.01 diluted earnings per share, in 2000.  On a cash earnings basis (excluding amortization expense of intangibles of $127,000 and $36,000, respectively, on a tax adjusted basis), net income increased $2.7 million, or 49%, to $8.1 million for the year ended December 31, 2002 from $5.5 million for the year ended December 31, 2001.

The increase in net income for each year above is generally attributed to increases in net interest income driven by an increase in earning assets, a higher loan to deposit ratio, growth in mortgage department revenues and a lower effective tax rate, partially offset by an increase in the provision for loan and lease losses and operating expenses.

Net Interest Income and Net Interest Margin.   Total interest income increased from $34.0 million in 2000 to $35.8 million in 2001, and to $38.9 million in 2002, representing a 5.1% increase in 2001 over 2000 and an 8.7% increase in 2002 over 2001. The total interest income increases in the periods discussed were primarily the result of growth in Western Sierra’s established market areas and an expanded loan-to-deposit ratio.  On a tax adjusted basis, the Company increased interest income by  $9.7 million in 2002 as a result of additional loan balances outstanding offset by a $6.4 million reduction as a result of declining rates.  The net result was an increase of $3.3 million in tax adjusted interest income.  In 2001, the Company increased interest income by  $6.0 million in 2002 as a result of additional loan balances outstanding offset by a $4.1 million reduction as a result of declining rates.  The net result was an increase of $1.9 million in tax adjusted interest income.

The loan-to-deposit ratio averaged 88% for the year 2002 as compared to 80% in 2001 and 76% in 2000.  Although rates declined steadily in 2001 and 2002, the Company’s yield on assets declined at a slower pace primarily as a result of a higher percentage of assets shifted to loans from lower yielding securities and because approximately 68% of the Company’s loans (as of December 31, 2002) were fixed or had reached contractual interest floor rates.  While these contractual floors have benefited the Company as rates have declined, there may be some net interest margin compression in a rising rate environment as the related assets will reprice at a slower pace as a result of the floors. While the Company’s tax adjusted interest income fell $6.6 illion and $4.0 million in 2002 and 2001, respectively, as a result of declining rates, the decline was fully offset by an increase in interest income from additional loan volume of $9.7 million in 2002 and $6.0 million in 2001.

Total interest expense decreased from $14.6 million in 2000 to $13.8 million in 2001, and decreased again to $9.7 million in 2002, representing a 5.8% decrease in 2001 from 2000, and a 29.7% decrease in 2002 from 2001. The decrease in interest expense in 2002 and 2001 was due to lower interest rates across all deposit types applied to a larger deposit base and a change in the deposit mix from higher to lower paying deposit types. The Company saved approximately $6.6 million in 2002 as a result of declining rates, offset in part by a $2.6 million interest cost increase as a result of increased volume in deposits.  In 2001, the Company saved approximately $2.6 million as a result of declining rates, offset in part by a $1.8 million interest cost increase as a result of increased volume in deposits.

Despite a continued soft macroeconomic environment and record low interest rates, net interest income for 2002 increased by $7.1 million or 33% from 2001.  Western Sierra’s net interest margin (on a fully tax equivalent basis) has continued to grow overall during the past three years, initially decreasing to 5.02% in 2001 from 5.11% in 2000 and then recovering to 5.31% in 2002. This growth in margin has occurred during a time when many in the Company’s peer group have experienced significant compression of their margins and a resulting negative effect on net income.  The primary reasons that Western Sierra has expanded its net interest margin during this challenging rate environment are 1) an increase in the loan/deposit ratio 2) the benefit of fixed rate loans and loans that have reached contractual interest rate floors and 3) a greater percentage of non-interest deposits to total deposits.

The following table presents, for the years indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans.  Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 34 percent.

	2002			2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)

Earning assets:
Portfolio loans	$465,359	$34,983	7.52%	$357,081	$30,879	8.65%	$295,654	$28,123	9.51%
Taxable Investment Securities	41,565	2,112	5.08%	44,294	2,757	6.22%	54,837	3,606	6.58%
Tax Exempt Investment Securities	30,354	2,211	7.28%	21,766	1,618	7.43%	16,308	1,227	7.53%
Federal funds sold	21,781	338	1.55%	28,133	1,155	4.11%	21,796	1,591	7.30%
Interest bearing deposits in banks	1,963	82	4.18%	641	42	6.55%	1,857	100	5.39%
Average earnings assets	561,022	39,726	7.08%	451,915	36,451	8.07%	390,452	34,647	8.87%
Other assets	56,426			45,546			41,608
Less ALLL	(6,229)			(4,701)			(3,991)
Average total assets	$611,219			$492,760			$428,069
Interest-bearing liabilities:
Savings deposits	$173,328	1,731	1.00%	$138,644	2,311	1.67%	$120,199	2,653	2.21%
Time deposits	232,638	6,813	2.93%	217,687	11,162	5.13%	193,550	11,565	5.98%
Other borrowings(1)	27,201	1203	4.42%	4,933	279	5.66%	6,264	377	6.02%
Average Interest bearing liabilities	433,167	9,747	2.25%	361,264	13,752	3.81%	320,013	14,595	4.56%
Non-interest bearing deposits	123,870			90,063			75,559
Other liabilities	6,857			3,865			333
Shareholders’ equity	47,325			37,568			32,164
Average liabilities & equity	$611,219			$492,760			$428,069
Net interest spread			4.83%			4.26%			4.31%
Net interest income and margin		$29,979	5.34%		$22,699	5.02%		$20,052	5.14%

(1) For the purpose of this schedule the interest in Western Sierra’s junior subordinated debentures is included in other borrowings.

The following table sets forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 34 percent.

	2002 over 2001 Change in net interest income due to			2001 over 2000 Change in net interest income due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Portfolio loans	$9,363	$(5,259)	$4,104	$5,843	$(2,988)	$2,855
Taxable Investment Securities	(170)	(475)	(645)	(693)	(156)	(849)
Tax Exempt Investment Securities	638	(46)	592	411	(20)	391
Federal funds sold	(261)	(556)	(817)	463	(899)	(436)
Interest bearing deposits in banks	87	(47)	40	(65)	7	(58)
Average earning assets	9,657	(6,383)	3,274	5,959	(4,056)	1,903
Interest-bearing liabilities:
Savings deposits	578	(1,158)	(580)	407	(749)	(342)
Time deposits	767	(5,116)	(4,349)	1,442	(1,845)	(403)
Other borrowings(1)	1,259	(335)	924	(80)	(18)	(98)
Total Interest-bearing liabilities	2,604	(6,609)	(4,005)	1,769	(2,612)	(843)
Net interest differential	$7,053	$226	$7,279	$4,190	$(1,444)	$2,746

(1) For the purpose of this schedule the interest in Western Sierra’s junior subordinated debentures is included in other borrowings.

Non-interest income.    Non-interest income increased 37.0%, or $2.0 million, to $7.5 million for 2002 as compared to $5.4 million for 2001. Non-interest income for 2001 increased by $1.7 million or 45.4% from the $3.7 million earned during 2000.

The following table describes the components of non-interest income for the years ended December 31, 2002, 2001 and 2000.

NON-INTEREST INCOME

>1% of Gross Revenue

	Year Ended December 31,
	2002		2001		2000
	Income	% of avg assets	Income	% of avg assets	Income	% of avg assets
	(in thousands)

Service charges	$2,812	0.46%	$2,306	0.42%	$1,858	0.38%
Gain on sale and packaging of loans	3,995	0.65%	2,584	0.52%	1,239	0.29%
Gain on sale and call of investment securities, net	49	0.01%	120	0.02%	10	0.00%
Other income	608	0.10%	437	0.14%	638	0.20%
Total	$7,464	1.22%	$5,447	1.11%	$3,745	0.87%

The increase in non-interest income in 2002 from 2001 and 2000 was primarily from increases in the gain on sale and packaging of loans as a result of an improved market for home mortgages due to decreasing interest rates.  Western Sierra’s mortgage banking activities contributed approximately $746,000, $417,000, and $235,000 in 2002, 2001 and 2002, respectively, to pretax income after allocation of interest and administrative costs incurred to support the mortgage group’s activities.  While the company’s mortgage activities have benefited from historically low interest rates and the resulting refinance market during the past two years, Western Sierra had approximately 41% of its mortgage business tied to purchase transactions which Management expects will not be as exposed in a future cycle of increasing interest rates.

Non-interest expense.    Non-interest expense amounted to $23.1 million in 2002, $17.9 million in 2001 and $16.6 million in 2000.  This represents an increase of $5.3 million, or 29.5%, in 2002 over 2001 and an increase of $1.3 million, or 7.7%, in 2001 when compared to 2000.  It should be noted that non-interest expense totaling  $2.3 million related to the operations of CCB from the date of acquisition to year end represent approximately 43.4% of the 2002 increase.

The Company’s primary measure of its cost containment strategies is the “Efficiency ratio” (total operating expense divided by total tax adjusted revenue), which is a standard measure in the banking industry.  As the Company has leveraged its cost basis and managed expense growth to a rate slower than growth in net interest income, the Company’s efficiency ratio has improved from 69.6% in 2000 to 63.2% in 2001 and 61.0% in 2002.

Western Sierra continues to believe that to be able to compete in the current environment of decreasing interest margins and increased competition, the controlling of operating expenses is essential.  The consolidation of many administrative functions such as purchasing, human resources, advertising, accounting, treasury and data processing are essential in successfully deploying a multi-bank holding company business model.  Management continues to closely monitor this area.

Salaries and benefits have continued to increase due primarily to mortgage commissions, incentives and the addition of CCB personnel.  Mortgage commissions increased 46.0% in 2002 to $1.76 million from $1.21 million in 2001.   Incentives paid increased 71.2% in 2002 to $1.33 million from $0.78 million in 2001. Management believes that the increase in revenues more than compensates for increases in mortgage commissions and employee incentives.   Total salary and benefit expenses due to the acquisition of CCB were approximately $1.31 million, which represents 49.4% of the 2002 increase.

Merger expense in 2000 related to the acquisition of Sentinel accounted for as a pooling of interests.

Professional fees increased 91.7% or $733 thousand in 2001 over 2000 primarily due to a comprehensive operational study conducted by a leading bank consulting firm and the outsourcing of the internal audit function.  Data processing fees increased significantly in 2002 as a result of Management’s decision to outsource its primary data and item processing functions in the third quarter of 2001.  This data processing cost increase is offset by salary savings and redeployment of staff that previously performed that function in-house.

The following table describes the components of other non-interest expense as a percentage of average assets outstanding for the years ended December 31, 2002, 2001 and 2000.

NON-INTEREST EXPENSE

>1% of Gross Revenue

	Year Ended December 31,
	2002		2001		2000
	(in thousands)
	Expense	% of avg assets	Expense	% of avg assets	Expense	% of avg assets

Salaries and benefits	$12,161	1.99%	$9,503	1.93%	$8,561	2.00%
Occupancy/FF&E	3,705	0.61%	2,804	0.57%	2,301	0.54%
Merger expenses	1,143	0.27%
Professional fees	1,593	0.26%	1,529	0.31%	799	0.19%
Data processing	1,083	0.18%	496	0.10%	621	0.15%
Stationary and supplies	517	0.08%	432	0.09%	410	0.10%
Advertising/Promotion	258	0.04%	218	0.04%	245	0.06%
Other operating expense	3,829	0.63%	2,894	0.59%	2,522	0.59%
Total	$23,146	3.79%	$17,876	3.63%	$16,602	3.88%

Provision for Loan and Lease Losses.    The provision for loan and lease losses corresponds directly to the level of the allowance that Management deems sufficient to offset potential losses. The balance in the allowance reflects the amount which, in Management’s judgment, is adequate to provide for these potential losses after weighing the mix of the loan portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimating loan and lease losses.

Management allocated $2,026,000 as a provision for loan and lease losses in 2002, $925,000 in 2001 and $380,000 in 2000. Loan charge-offs, net of recoveries, were $657,000 in 2002, $223,000 in 2001,and in 2000 loan recoveries net of charge-offs were $221,000.  The ratio of net loan charge-offs (recoveries) to average gross loans was 0.14% in 2002, .06% in 2001 and (0.07)% in 2000.  While this ratio increased in 2002, it compares very favorably to peer group averages.  The ratio of the allowance for loan and lease losses to total gross loans was 1.32% in 2002, 1.31% in 2001, and 1.33% in 2000.

In determining the provision for each of the last three years and the resulting loan loss reserve ratio to gross loans, Management considered, among other factors, such as loan and lease loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan and lease losses, independent loan reviews, current charges to and recoveries within the allowance for loan and lease losses and the overall quality of the portfolio as determined by Management, regulatory agencies, and independent credit review consultants retained by the Company.

In Management’s opinion, the allowance for loan and lease losses at December 31, 2002 was sufficient to sustain any foreseeable losses in the loan portfolio at that time. However, no assurances can be given that Western Sierra will not sustain substantially higher loan and lease losses.

Income Taxes.    Income taxes were $3.4 million in 2002, $3.2 million in 2001 and $2.3 million in 2000, representing effective tax rates of 30.0%, 37.3% and 37.5%, respectively. The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The Company’s tax provision is affected by increases in the Company’s net income in comparison to the relative amount of tax-exempt income. The Company has decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust (“REIT”) at Western Sierra Bank in the first quarter of 2002.  The REIT resulted in tax savings, net of costs, of approximately $550,000 in 2002.  There are no assurances that tax benefits generated by bank-owned-REITs  will continue in 2003 or thereafter  as the California Legislature may change tax law concerning REIT’s.

Liquidity.    A Funds Management Policy has been developed by Western Sierra’s Management, and approved by Western Sierra’s Board of Directors, which establishes guidelines for the investments and liquidity of Western Sierra. The goals of this policy are to provide liquidity to meet the financial requirements of Western Sierra’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings. Liquidity of Western Sierra at December 31, 2002 was 10.5%, at December 31, 2001 was 17.1% and at December 31, 2000 was 19.8% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. In addition, the Company substantially increased its borrowing capacity from its correspondent banks in 2002.  At December 31, 2002, the aggregate consolidated unused borrowing capacity of each subsidiary bank and of the Company was approximately $54 million.  Western Sierra’s Management believes it maintains adequate liquidity levels.

Investment Portfolio.    Western Sierra classifies its investment securities as trading, held to maturity or available for sale. Western Sierra’s intent is to hold all securities classified as held to maturity until maturity and Management believes that it has the ability to do so. Securities available for sale may be sold to implement Western Sierra’s asset/liability Management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of Western Sierra’s securities at their carrying value and their weighted average yields at December 31, 2002. Yields on tax-exempt securities have not been computed on a tax-equivalent basis (all amounts in thousands).

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Available For Sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Govt. & Agencies	$		$70	3.86%	$6,168	4.87%	$21,993	5.02%	28,231	4.99%
Municipal Obligations	980	4.43%	493	6.09%	1,475	5.03%	26,004	4.72%	28,953	4.75%
Corp. and Other	1,017	5.95%					1,007	9.44%	2,023	7.69%
Stock							1,830	0.00%	1,830	0.00%
Other							1	0.00%	1	0.00%
Total	$1,997	5.21%	$563	5.81%	$7,643	4.90%	$50,835	4.77%	61,038	4.81%

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Held to Maturity	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Govt. & Agencies	$514	5.71%	$2,204	4.45%	$13	9.28%	$1,887	5.54%	$4,618	5.05%
Municipal Obligations					766	5.13%	2,618	5.19%	3,384	5.18%
Total	$514	5.71%	$2,204	4.45%	$779	5.20%	$4,505	5.34%	$8,002	5.10%

The following tables summarize the values of the Company’s investment securities held on the dates indicated (all amounts in thousands):

	December 31,
	2002	2001	2000
Available for Sale (Book)
U.S. Government Agencies	$27,958	$32,969	$35,947
Municipal Obligations	28,236	27,474	15,207
Corporate and Other Bonds	1,994	5,032	7,625
Stock and Other Investments	1,830	2,309	933
Total	$60,018	$67,784	$59,712
Available for Sale (Market)
U.S. Government Agencies	$28,231	$32,718	$35,670
Municipal Obligations	28,953	27,212	14,984
Corporate and Other Bonds	2,023	5,119	7,579
Stock and Other Investments	1,831	2,409	933
Total	$61,038	$67,458	$59,166
Held to Maturity (Book)
U.S. Government Agencies	$4,618	$3,770	$8,160
Municipal Obligations	3,383	3,414	3,444
Total	$8,001	$7,184	$11,604
Held to Maturity (Market)
U.S. Government Agencies	$4,670	$3,789	$8,117
Municipal Obligations	3,533	3,495	3,483
Total	$8,203	$7,284	$11,600

Loan and Lease Portfolio.    Western Sierra experienced a 57.4% increase in loan production during 2002 over 2001.  Non-performing assets totaled $1.2 million or .17% of total assets, compared to $2.7 million, or .52% of total assets, at December 31, 2001. Management believes that all of Western Sierra’s asset quality ratios compare favorably with its peer group. The allowance for loan and lease losses totaled $7.1 million, equaling 1.32% of loans and leases outstanding, compared to $5.1 million, or 1.31%, a year ago.

Western Sierra’s largest historical lending categories are real estate secured and commercial loans. These categories accounted for approximately 80.9% and 16.4%, respectively, of Western Sierra’s total loan portfolio at December 31, 2002, and approximately 79.3% and 16.5%, respectively, of Western Sierra’s total loan portfolio at December 31, 2001. Loans are carried at face amount, less payments collected and the allowance for possible loan and lease losses. Interest on all loans and leases is accrued monthly on a simple interest basis. Typically, once a loan or lease is placed on non-accrual status, Western Sierra reverses interest accrued through the date of the transfer. Loans and leases are placed on non-accrual status when principal or interest on a loan or lease is past due 90 days or more, unless the loan or lease is both well secured and in the process of collection. Interest actually received for loans and leases on non-accrual status is recognized as income at the time of receipt for loans and leases for which the ultimate collectibility of principal is not in doubt.  Problem loans are maintained on accrual status only when Management of Western Sierra is confident of full repayment within a reasonable period of time.

The rates of interest charged on variable rate loans are set at specific increments in relation to Western Sierra’s published lending rate and vary as Western Sierra’s lending rate varies. At December 31, 2002 and 2001, approximately 32.4% and 49.1%, respectively, of Western Sierra’s loan portfolio was comprised of variable rate loans that were not at contractual floors.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands).

	December 31,
	2002		2001		2000		1999		1998
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Real estate mortgage	$311,030	57.7%	$235,981	60.8%	$217,095	65.9%	$157,368	57.4%	$120,339	55.9%
Real estate construction	124,726	23.1%	72,051	18.5%	59,106	18.0%	41,758	15.2%	23,559	10.9%
Commercial	88,083	16.3%	64,931	16.7%	38,854	11.8%	51,205	18.7%	47,806	22.2%
Lease financing	3,325	0.6%	3,496	0.9%	3,982	1.2%	1,763	0.6%	1,383	0.6%
Installment	4,630	0.9%	4,461	1.1%	6,051	1.8%	7,680	2.8%	6,716	3.1%
Agriculture	8,540	1.6%	8,574	2.2%	5,025	1.5%	15,370	5.6%	16,268	7.6%
Less deferred fees	(1,551)	-0.3%	(1,060)	-0.3%	(862)	-0.3%	(788)	-0.3%	(661)	-0.3%
Total loans	538,784	100.0%	388,434	100.0%	329,251	100.0%	274,356	100.0%	215,410	100.0%
Less provision for loan and lease losses	(7,113)		(5,097)		(4,395)		(3,794)		(2,988)
Net loans	$531,671		$383,337		$324,856		$270,562		$212,422

Real Estate Loans.    Real estate loans are primarily made for the purpose of purchasing, refinancing, improving or constructing family residences as well as commercial and industrial properties.

At December 31, 2002, $61.4 million of the Company’s commercial real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative commercial buildings and the remaining $17.9 million consisted of loans secured by first trust deeds on the construction of owner occupied commercial buildings.  The minimum loan to appraised value is generally 80% for conforming real estate loans, 75% for construction, 75% for nonconforming real estate and 75% commercial real estate loans. Construction loans are generally written with terms of 12 to 18 months.  The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the leasing of the project at projected lease rates within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, Management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Company’s lending areas.  To date, Western Sierra has not suffered any significant losses through its speculative commercial real estate construction loans.

At December 31, 2002, approximately $19.0 million of Western Sierra’s single family real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative single family dwellings and the remaining $17.9 million consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings.  Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower’s inability to complete and sell the project, the borrower’s incorrect estimate of necessary construction funds and/or time for completion and economic changes, including depressed real estate values and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records. To date Western Sierra has not suffered any significant losses through its speculative single-family real estate construction loans.

Commercial Loans.    Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Such loans include loans with maturities ranging from 30 to 360 days and term loans, which are loans with maturities normally ranging from one to five years. Short-term business loans are generally used to finance current transactions and typically provide for periodic interest payments, with principal payable at maturity or periodically. Term loans normally provide for monthly payments of both principal and interest.

Western Sierra extends lines of credit to business customers. On business credit lines, Western Sierra specifies a maximum amount that it stands ready to lend to the customer during a specified period in return for which the customer agrees to maintain its primary banking relationship with Western Sierra. The purpose for which such loans will be used and the security pledged, if any, are determined before Western Sierra’s commitment is extended. Normally Western Sierra does not make credit line commitments in material amounts for periods in excess of one year.

Mortgage Loans.  Mortgage loans are generated by the Company’s Mortgage division for the purpose of resale in the secondary market.   The loans are Fannie Mae and Freddie Mac conforming product and are sold by the Company without retaining servicing rights. Purchase transactions accounted for 41% of dollars funded in 2002 with the balance refinance transactions. Management expects rising rates would have a negative effect on the Mortgage divisions volume especially in refinance activity.  Sales generated $4.0 million in net fees to the Company in 2002.

Loan Commitments.    In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2002, the Company had $95.3 million in unfunded commercial real estate loan commitments that are secured by real estate and $35.4 million in unfunded commercial commitments that are secured by collateral other than real estate or are unsecured.  In addition, the Company had $17.1 million in other unused commitments. The Company’s undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represent undisbursed funding on construction projects in process. Mortgage loan commitments represent approved but unfunded mortgage loans in connection with the Company’s mortgage banking business.

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 60% of the commitments at December 31, 2002 will be exercised during 2003.

Maturity Distribution.    The following table sets forth the maturity of certain loan categories. Excluded categories are residential mortgages of 1-4 family residences, personal installment loans and lease financing outstanding as of December 31, 2002. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates (all amounts in thousands).

	Within One Year	After One Through Five Years	After Five Years	Total

Commercial, financial, agricultural, installment and commercialmortgage	$43,944	$24,934	$31,206	$100,084
Real Estate—construction	102,219	81,164	223,026	$406,409
Total	$146,163	$106,098	$254,232	$506,493

Loans maturing after one year with:
Fixed interest rates and variable rate loans at floors		$77,198	$144,206	$221,404
Variable interest rates		28,900	110,027	138,927
Total		$106,098	$254,233	$360,331

Real Estate construction loans maturing after one year are made up of construction and mini-perm loans.  The construction phase of these loans generally runs from 12 to 18 months.

Asset Quality.    The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes. The Board of Directors, through the loan committee, reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board of Directors.  In Management’s opinion, this loan review system facilitates the early identification of potential problem loans.

The Company places loans 90 days or more past due on non-accrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on non-accrual status, the Company’s general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by Management to be probable. Where the collectibility of the principal or interest on a loan is considered to be doubtful by Management, it is placed on non-accrual status prior to becoming 90 days delinquent.

Interest income is recognized on impaired loans in a manner similar to that of the rest of the portfolio. It is the Company’s policy to place impaired loans that are delinquent 90 days or more as to principal or interest on non-accrual status unless secured and in the process of collection and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on non-accrual loans are recognized as income only where the future collection of principal is considered by Management to be probable.

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated.

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Non-accrual loans	$692	$2,656	$1,121	$543	$1,406
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans (in compliance with modified terms)	—	—	—		277
Total non-performing loans	692	2,656	1,121	543	1,683
Other real estate owned	489	—	715	2,241
Total non-performing assets	$1,181	$2,656	$1,121	$1,258	$3,924
Non-performing loans to total loans	0.13%	0.68%	0.34%	0.20%	0.78%
Non-performing assets to total assets	0.17	0.52	0.24	0.32	1.03
Allowance for loan and lease losses to non-performing assets	6.03	1.92	3.92	3.02	0.76
Allowance for loan and lease losses to non-performing loans	10.28	1.92	3.92	6.99	1.77

The following table provides certain information for the years indicated with respect to the Company’s allowance for loan and lease losses as well as charge-off and recovery activity.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Balance at beginning of period	$5,097	$4,395	$3,794	$2,988	$3,014
Charge-offs:
Commercial	335	116	231	868
Real estate mortgage	89	151	171	28	133
Real estate construction		—	—	—
Lease financing		—	—	—	—
Installment	55	27	62	25	112
Agriculture	257	137	—	—	—
Total charge-offs	736	315	349	284	1,113
Recoveries:
Commercial	47	36	169	139	40
Real estate mortgage	2	37	382	—
Real estate construction		—	—	—	—
Lease financing		—	—	—	—
Installment	20	19	19	31	36
Agriculture	10	—	—	—	—
Total recoveries	79	92	570	170	76
Net charge-offs (recoveries)	657	223	(221)	114	1,037
Allowance of Central California acquired	647
Provision for loan and lease losses	2,026	925	380	920	1,011

Balance at end of period	$7,113	$5,097	$4,395	$3,794	$2,988
Net charge-offs (recoveries) during the period to average loans	0.14%	0.06%	(0.07)%	0.05%	0.50%

Allowance for loan and lease losses to total loans	1.32	1.31	1.33	1.38	1.39

The allowance for loan and lease losses is established through charges to earnings in the form of the provision for loan and lease losses. Loan and lease losses are charged to, and recoveries are credited to, the allowance for loan and lease losses. The provision for loan and lease losses is determined after considering various factors such as loan and lease loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan and lease losses, independent loan reviews, current charges to and recoveries within the allowance for loan and lease losses and the overall quality of the portfolio as determined by Management, regulatory agencies, and independent credit review consultants retained by the Company.

The adequacy of the Company’s allowance for loan and lease losses is based on specific and formula allocations to the Company’s loan portfolio. Specific allocations are made for identified problem or potential problem loans. The specific allocations are increased or decreased through Management’s reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions which is applied against the general portfolio segments.

It is the policy of Management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and Management believes that the allowance at December 31, 2002 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods. The provision for loan and lease losses reflects an accrual sufficient to cover projected probable charge-offs and the maintenance of the allowance at a level deemed adequate to absorb potential future losses.  The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan portfolio and will necessarily change whenever Management determines that the risk characteristics of the loan portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments.

The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur (dollars in thousands):

	December 31,
	2002		2001		2000		1999		1998
	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans
Commercial	$1,513	16%	$850	17%	$732	12%	$367	19%	$493	22%
Real estate mortgage	3,888	58%	2,118	61%	1,442	66%	1,171	57%	809	56%
Real estate construction	1,187	23%	739	18%	392	18%	320	15%	140	11%
Lease financing	39	1%	35	1%	40	1%	18	1%	14	1%
Installment and other	115	1%	81	1%	90	2%	96	3%	100	3%
Agriculture	49	2%	267	2%	50	1%	154	5%	162	7%
Unallocated	323		1,007		1,649		1,668		1,270
Total	$7,113	100%	$5,097	100%	$4,395	100%	$3,794	100%	$2,988	100%

Deposit Structure.    Deposits represent the Company’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company has experienced some seasonality, with the slower growth period from November through April and the higher growth period from  May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The unused borrowing capacity of the Company was approximately $54 million and $51 million at December 31, 2002 and 2001 respectively.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated (in thousands).

	Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
Transaction accounts:
Savings	$37,627	0.87%	$30,028	1.49%	$28,777	2.01%
NOW & Money Market	135,755	1.03%	108,616	1.72%	91,422	2.50%
Non-interest bearing	123,870	—	90,063	—	75,559	—
Time deposits	$232,638	2.93%	217,687	5.13%	$193,550	5.98%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2002 (in thousands):

Amount
Remaining Maturity:
Three months or less	$73,892
Over three months to six months	21,498
Over six months to 12 months	17,445
Over 12 months	11,184
Total	$124,019

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability Management committee and is considered to be minimal.

Other Borrowings.    The Company’s short-term borrowing arrangements are discussed in detail in Note 8 to the consolidated financial statements.

The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
Average Short-term Borrowings Outstanding During the Year	11,201	117	6,264
Balance at Year End	14,500	2,400	1,150
Interest Rate at Year End	1.61%	1.50%	9.41%
Maximum Amount at any Month End	$14,500	$2,400	$13,817
Month End	December	December	January
Average Interest Rate	1.77%	5.66%	6.02%

Terms.    The terms of the Short-term Borrowings over this three year period varied, consisting of three different methods:

1)        Overnight Federal Funds purchased.

2)        Three and six month term borrowings under a blanket lien agreement with FHLB, with Mortgage loans as collateral.

3)        Line of credit advances with FHLB, with securities as collateral.

Item 7a. Quantitative & Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company’s interest earning assets and all of the Company’s interest bearing liabilities are located at the Bank level all significant interest rate risk Management procedures are performed at this level. Based upon the nature of their operations, the Banks are not subject to foreign currency exchange or commodity price risk. The Banks’ real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

The fundamental objective of the Company’s Management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Banks’ profitability is dependent to a large extent upon their net interest income, which is the difference between their interest income on interest-earning assets, such as loans and securities, and their interest expense on interest-bearing liabilities, such as deposits and borrowings. The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities. The Banks manage their mix of assets and liabilities with the goals of limiting their exposure to interest rate risk, ensuring adequate liquidity, and coordinating their sources and uses of funds.

The Banks seek to control their interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Banks have adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Banks will measure interest rate risk utilizing both an internal model and utilizing third party sources, which can be compared and analyzed together, enabling Management to make any adjustments as necessary.

The following table sets forth, as of December 31, 2002, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

In Thousands	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$7,900	$	$	$	$7,900
Investment securities and other	6,196	11,956	13,499	38,170	69,821
Loans	169,082	96,416	125,972	152,240	543,710
Total earning assets	183,178	108,372	139,471	190,410	621,431
Interest-bearing liabilities:
Savings	29,519	14,760			44,279
Interest-bearing transaction accounts	119,703	22,443			142,146
Time deposits	121,420	98,543	27,674	2,425	50,062
Other borrowings	9,500	5,000			14,500
Total interest-bearing liabilities	280,142	140,746	27,674	2,425	50,987
Interest rate sensitivity gap	(96,965)	(32,374)	111,797	190,407	172,865
Cumulative interest rate sensitivity gap	$(96,965)	$(129,339)	$(17,542)	$172,865	$172,865
Interest rate sensitivity gap ratio	0.65	0.77	5.04	78,519	1.39
Cumulative interest rate sensitivity gap ratio	0.65	0.69	0.96	1.39	1.39

The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or “gap”, represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. Western Sierra appears liability sensitive in the immediate to six-month timeframe, and turns asset sensitive in the longer term. This can be, and is, influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at Management’s option, thus assisting in the further Management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend the Company has experienced.

Western Sierra’s net interest margin (on a fully tax equivalent basis) has continued to grow overall during the past three years, initially decreasing to 5.02% in 2001 from 5.11% in 2000 and then recovering to 5.31% in 2002.  Management believes that longer term municipal bonds, fixed rate loans, and loans at contractual floors have benefited the Company’s interest margin over the last three years. Because yields on these assets will not immediately rise in an increasing rate cycle, there may be some net interest margin compression in a rising rate environment as the related assets will reprice at a slower pace as a result of their fixed rate terms, or, in the near term,  the effect of the interest rate floors.  Management is taking steps to lengthen the maturities of its liabilities by taking out FHLB advances and longer-term time deposits to hedge the impact of increasing interest rates.

Management will be deploying a new interest rate sensitivity measurement tool in 2003 that will better measure the Company’s exposure to future changes in interest rates.  While a significant change to interest rates , such as a  200 basis point rate shock, may negatively effect the Company’s net interest margin in the near tem, Management believes that the Company can mange the effect of such changes to net income through balance sheet growth and deploying additional defensive strategies.

Capital Standards.    The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance- sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

As of December 31, 2002, the Company’s and its subsidiary banks’ capital ratios exceeded applicable minimum regulatory requirements. The following tables present the capital ratios for the Company and the Banks compared to the standards for bank holding companies and well capitalized depository institutions as of December 31, 2002 (amounts in thousands except percentage amounts).

	The Company
	Actual Capital	Ratio	Minimum Capital Requirement
Leverage	$65,306	9.6%	4.0%
Tier 1 Risk Based	$65,306	11.4%	4.0%
Total Risk-Based	$72,416	12.7%	8.0%

			The Banks
	Western Actual		Lake Actual		CCB Actual
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Well Capitalized Ratio	Minimum Capital Requirement
Leverage	$31,612	8.3%	$9,701	8.5	$13,077	7.0%	5.0%	4.0%
Tier 1 Risk Based	$31,612	9.5%	$9,701	9.2%	$13,077%	10.2%	6.0%	4.0%
Total Risk-Based	$35,713	10.7%	$11,024	10.4%	$14,636	11.4%	10.0%	8.0%

The current and projected capital positions of the Company and its Banks and the impact of capital plans and long-term strategies are reviewed regularly by Management. Western Sierra’s policy is to maintain ratios above the prescribed well-capitalized ratios at all times.

Shareholders’ Equity.    The shareholders’ equity of Western Sierra increased from $36.1 million at December 31, 2000 to $39.9 million at December 31, 2001 and to $54.4 million at December 31, 2002.These increases are attributable to retained earnings, the exercise of stock options and adjustments for unrealized gains and losses on available-for-sale securities offset in part by stock repurchases by the Company. Western Sierra is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Western Sierra must meet specific capital guidelines that involve quantitative measures of Western Sierra’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Western Sierra’s capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk weighting and other factors.

Item 8. Financial Statements & Supplementary Data

Financial Statements.    The following consolidated financial statements of the Company and its subsidiaries, and independent auditor’s report are included in the Annual Report of The Company to its shareholders for the years ended December 31, 2002, 2001 and 2000.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001

ASSETS
Cash and due from banks	$29,064	$17,273
Federal funds sold	7,900	5,765
Interest-bearing deposits in banks	1,784	396
Loans held for sale	4,926	5,128
Trading securities (Note 3)	18	16
Available-for-sale investment securities (Notes 3 and 8)	61,038	67,458
Held-to-maturity investment securities (market value of $8,203 in 2002 and $7,284 in 2001) (Notes 3 and 8)	8,001	7,184
Loans and leases, less allowance for loan and lease losses of $7,113 in 2002 and $5,097 in 2001 (Notes 4, 8, 9 and 14)	531,671	383,337
Premises and equipment, net (Note 5)	16,034	12,516
Goodwill and other intangible assets (Note 2)	4,364	316
Accrued interest receivable and other assets (Notes 6, 13 and 15)	12,988	11,233

	$677,788	$510,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing (Note 12)	$162,108	$99,962
Interest bearing (Note 7)	427,265	348,669

Total deposits	589,373	448,631

Short-term borrowings (Note 8)	14,500	2,300
Long-term debt (Notes 8 and 14)		100
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts (Note 10)	16,000	16,000
Accrued interest payable and other liabilities	3,576	3,680

Total liabilities	623,449	470,711

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 11):
Preferred stock - no par value; 10,000,000 shares authorized; none issued Common stock - no par value; 10,000,000 shares authorized; issued - 3,986,917 shares in 2002 and 3,526,986 shares in 2001	30,958	20,926
Retained earnings	22,712	19,600
Unearned ESOP shares (34,106 shares in 2001, at cost) (Note 15)		(400)
Accumulated other comprehensive income (loss) (Notes 3 and 16)	669	(215)

Total shareholders’ equity	54,339	39,911

	$677,788	$510,622

The accompanying notes are an integral
part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share data)

	2002	2001	2000

Interest income:
Interest and fees on loans and leases	$34,904	$30,758	$27,941
Interest on Federal funds sold	338	1,155	1,591
Interest on investment securities:
Taxable	2,112	2,757	3,606
Exempt from Federal income taxes	1,459	1,068	810
Interest on deposits in banks	82	42	100

Total interest income	38,895	35,780	34,048

Interest expense:
Interest on deposits (Note 7)	8,544	13,474	14,218
Interest on borrowings (Note 8)	312	86	377
Interest on mandatorily redeemable trust preferred securities (Note 10)	890	192

Total interest expense	9,746	13,752	14,595

Net interest income	29,149	22,028	19,453

Provision for loan and lease losses (Note 4)	2,026	925	380

Net interest income after provision for loan and lease losses	27,123	21,103	19,073

Non-interest income:
Service charges and fees	2,812	2,306	1,858
Gain on sale and packaging of residential mortgage and government- guaranteed commercial loans	3,995	2,584	1,239
Gain on sale and call of investment securities, net (Note 3)	49	120	10
Trading securities income (Note 3)	2	1	30
Other income	606	436	608

Total non-interest income	7,464	5,447	3,745

Other expenses:
Salaries and employee benefits (Notes 4 and 15)	12,161	9,503	8,561
Occupancy (Notes 5 and 9)	1,678	1,155	1,097
Equipment (Note 5)	2,027	1,649	1,204
Merger and acquisition expenses (Note 2)			1,143
Other expenses (Note 12)	7,280	5,569	4,597

Total other expenses	23,146	17,876	16,602

Income before income taxes	11,441	8,674	6,216

Income taxes (Note 13)	3,437	3,238	2,332

Net income	$8,004	$5,436	$3,884

Basic earnings per share (Note 11)	$2.06	$1.44	$1.03

Diluted earnings per share (Note 11)	$1.98	$1.40	$1.01

The accompanying notes are an integral
part of these financial consolidated statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

			Unearned ESOP Shares	Retained Earnings	Accum ulated Other Compre hensive Income (Loss)	Share- holders’ Equity	Compre hensive Income
	Common Stock
	Shares	Amount

Balance, January 1, 2000	3,255,895	$18,812	$(300)	$14,341	$(1,938)	$30,915

Comprehensive income:				3,884		3,884	$3,884
Net income
Other comprehensive income, net of tax (Note 16):
Unrealized gains on available- for-sale investment securities
					1,607	1,607	1,607
Total comprehensive income							$5,491

Stock options exercised and related tax benefit	58,645	507				507
5% stock dividend	163,407	1,634		(1,634)
Fractional shares				(12)		(12)
Repurchase and retirement of common stock (Note 11)	(29,165)	(400)				(400)
Cash dividend				(164)		(164)
Unearned ESOP shares (Note 15)			(200)			(200)

Balance, December 31, 2000	3,448,782	20,553	(500)	16,415	(331)	36,137

Comprehensive income:
Net income				5,436		5,436	$5,436
Other comprehensive income, net of tax (Note 16):
Unrealized gains on available- for-sale investment securities
					116	116	116
Total comprehensive income							$5,552
Stock options exercised and related tax benefit	74,254	549				549
5% stock dividend	166,950	2,242		(2,242)
Fractional shares				(9)		(9)
Repurchase and retirement of common stock (Note 11)	(163,000)	(2,418)				(2,418)
Earned ESOP shares (Note 15)			100			100

Balance, December 31, 2001	3,526,986	20,926	(400)	19,600	(215)	39,911

Comprehensive income:
Net income				8,004		8,004	$8,004
Other comprehensive income, net of tax (Note 16):
Unrealized gains on available- for-sale investment securities
					884	884	884
Total comprehensive income							$8,888

Stock issued in Central California Bank acquisition (Note 2)	252,181	4,998				4,998
Stock options exercised and related tax benefit	23,966	278				278
5% stock dividend	188,784	4,861		(4,861)
Fractional shares				(31)		(31)
Repurchase and retirement of common stock (Note 11)	(5,000)	(105)				(105)
Earned ESOP shares (Note 15)			400			400
Balance, December 31, 2002	3,986,917	$30,958	$—	$22,712	$669	$54,339

	2002	2001	2000
Disclosure of reclassification amount, net of taxes (Note 16):

Unrealized holding gains arising during the year	$916	$191	$1,613
Less: reclassification adjustment for gains included in net income	32	75	6

Net unrealized holding gains on available-for-sale investment securities	$884	$116	$1,607

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$8,004	$5,436	$3,884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,026	925	380
Depreciation and amortization	2,292	1,375	1,182
Deferred loan and lease origination fees, net	326	198	74
Amortization of investment security premiums, net of accretion	290	212	8
Gain on sale and call of available-for-sale investment securities	(49)	(120)	(10)
Provision for losses on other real estate			51
Loss (gain) on sale of premises and equipment	197	(7)	(13)
Gain on sale of other real estate	(84)		(50)
(Increase) decrease in trading securities	(2)	(1)	160
Increase in cash surrender value of life insurance policies	(159)	(36)	(66)
Compensation cost associated with the ESOP	400	100
Decrease (increase) in loans held for sale	202	(1,779)	(2,385)
Decrease (increase) in accrued interest receivable and other assets	1,088	616	(876)
(Decrease) increase in accrued interest payable and other liabilities	(189)	135	1,024
Deferred taxes	(78)	(761)	251

Net cash provided by operating activities	14,264	6,293	3,614

Cash flows from investing activities:
Cash acquired in acquisitions	9,234		4,015
Proceeds from called available-for-sale investment securities	2,738	22,370	3,240
Proceeds from called held-to-maturity investment securities	589	1,360
Proceeds from the sale of available-for-sale investment securities		2,091	999
Proceeds from matured available-for-sale investment securities	2,045	1,910	2,666
Proceeds from matured held-to-maturity investment securities	543	188	50
Purchases of available-for-sale investment securities	(5,996)	(38,413)	(9,943)
Purchases of held-to-maturity investment securities	(507)
Principal repayments received from available-for-sale SBA pools and mortgage-backed securities	8,759	3,942	2,398
Principal repayments received from held-to-maturity mortgage-backed securities	1,569	2,808	2,440
Net decrease in interest-bearing deposits in banks	1,287	99	396
Net increase in loans and leases	(105,829)	(59,604)	(54,089)
Proceeds from the sale of premises and equipment	37	35	276
Purchases of premises and equipment	(5,565)	(2,184)	(3,084)
Proceeds from the sale of other real estate	1,227		55
Purchase of life insurance policies	(1,658)		(160)

Net cash used in investing activities	(91,527)	(65,398)	(50,741)

(Continued)

31

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$61,896	$38,213	$26,229
Net increase (decrease) in time deposits	17,377	(23,353)	60,251
Net increase (decrease) in short-term borrowings	12,200	1,350	(14,350)
Payments for fractional shares	(31)	(9)	(12)
Repurchase of common stock	(105)	(2,418)	(400)
Repayment of ESOP borrowings	(400)	(100)
Proceeds from ESOP borrowings			200
Purchase of unearned ESOP shares			(200)
Proceeds from the exercise of stock options	252	508	450
Proceeds from issuance of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts		16,000
Cash dividends paid			(164)

Net cash provided by financing activities	91,189	30,191	72,004

Increase (decrease) in cash and cash equivalents	13,926	(28,914)	24,877

Cash and cash equivalents at beginning of year	23,038	51,952	27,075

Cash and cash equivalents at end of year	$36,964	$23,038	$51,952

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$9,769	$14,243	$13,806
Income taxes	$3,215	$3,237	$2,827

Non-cash investing activities:
Real estate acquired through foreclosure	$1,632		$241
Net change in unrealized loss on available-for-sale investment securities	$1,346	$220	$2,469

Supplemental schedules related to acquisitions:
Acquisition of Central California Bank (CCB) (Note 2):
Deposits assumed	$61,469
Other liabilities	385
Interest-bearing deposits in banks	(2,675)
Held-to-maturity investment securities	(3,032)
Loans, net	(46,489)
Premises and equipment	(280)
Other assets	(895)
Intangibles acquired	(4,247)
Stock issued	4,998

Cash acquired, net of cash paid to CCB shareholders	$9,234

Acquisition of certain assets and liabilities of the Columbia branch of Pacific State Bank (Note 2):
Deposits assumed			$4,107
Fair value of assets and liabilities acquired, net			(50)
Premium paid for deposits			(42)

Cash acquired			$4,015

The accompanying notes are an integral
part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Western Sierra Bancorp (the “Company”) was incorporated on July 11, 1996, and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company.  On December 31, 1996, Western Sierra National Bank (WSNB) consummated a merger with Western Sierra Bancorp.  On April 30, 1999, the Company consummated mergers with Roseville 1st Community Bancorp (R1CB) and Lake Community Bank (LCB).  On May 5, 2000, Roseville 1st National Bank (R1NB) merged into WSNB and ceased to exist as a separate entity.  On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into WSNB.  The mergers qualified as tax-free exchanges and were accounted for under the pooling-of-interests method of accounting.  On April 1, 2002, the Company completed its acquisition of Central California Bank (CCB).  The merger qualified for a tax-free reorganization and was accounted for under the purchase method of accounting.  On July 15, 2002, the assets and liabilities of certain branches of SCB were transferred to CCB.  .  WSNB, LCB and CCB (the “subsidiaries”) engage in consumer, commercial and agricultural banking, offering a wide range of products and services to individuals and businesses in El Dorado, Placer, Sacramento, Lake, Tuolumne and Contra Costa counties.

On July 31, 2001 and December 18, 2001, the Company formed two wholly-owned subsidiaries, Western Sierra Statutory Trust I and Western Sierra Statutory Trust II, both Connecticut statutory business trusts, for the purpose of issuing and selling trust preferred securities.

On March 1, 2002, WSNB formed Western Sierra National Bank Investment Trust, a Maryland Real Estate Investment Trust (WSNBIT), to invest in certain of the Bank’s real estate related assets.  WSNBIT can be used as a means of generating capital and affords the Bank certain favorable income tax treatments.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompnay transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Investment Securities

Investment securities are classified into the following categories:

•                                       Trading securities, reported at fair value, with unrealized gains and losses included in earnings.

•                                       Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

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

Restricted Investment Securities

As a member of the Federal Home Loan Bank and Federal Reserve Bank, the Company is required to maintain an investment in the capital stock of these institutions.  The investments are carried at cost.  On the consolidated balance sheet, these investments are included in available-for-sale investment securities.

Loan Sales and Servicing

Mortgage loans are designated for the Bank’s loan portfolio or for sale in the secondary market at the date of origination.  Loans held for sale are carried at the lower of cost or market value.  Market value is determined by the specific identification method as of the balance sheet date or the date which investors have committed to purchase the loans.  At the time the loans are sold, the related right to service the loans are either retained, earning future servicing income, or released in exchange for a one-time servicing-released premium.  Mortgage loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer.  Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

On December 21, 2000, the Company sold its rights to service the above-mentioned loans to another financial institution and recognized a pre-tax gain of $76,000.  Cash proceeds of $58,000 were received upon the close of escrow and a receivable of $134,000 was recorded.  Under the terms of the sales agreement, the Company continued to service those loans until March 2001.

The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained.  A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale.  A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date.  However, there were no sales of loans subject to these recourse provisions at December 31, 2002, 2001 or 2000.  SBA loans with unpaid balances of $6,288,000 and $6,924,000 were being serviced for others at December 31, 2002 and 2001, respectively.

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

In addition, participations in commercial loans totaling $33,747,000 and $24,261,000 were serviced for others as of December 31, 2002 and 2001, respectively.  These loans were sold without recourse and, therefore, their balances are not included in the balance sheet.

Loans and Leases

Loans and leases are stated at principal balances outstanding, except for loans transferred from loans held for sale, which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts.  Interest is accrued daily based upon outstanding loan and lease balances.  However, when, in the opinion of Management, loans and leases are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans and leases are placed on non-accrual status and the accrual of interest income is suspended.  Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to the extent necessary to ensure collection.  Subsequent payments on these loans and leases, or payments received on non-accrual loans and leases for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

An impaired loan or lease is measured based on the present value of expected future cash flows discounted at the instrument’s effective interest rate or, as a practical matter, at the instrument’s observable market price or the fair value of collateral if the loan or lease is collateral dependent.  A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan or lease agreement.

Loan and lease origination fees, commitment fees, direct loan and lease origination costs and purchase premiums and discounts on loans and leases are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan or lease.  The unamortized balance of deferred fees and costs is reported as a component of net loans and leases.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained to provide for probable losses related to impaired loans and leases and other losses on loans and leases identified by Management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business.  The determination of the allowance is based on estimates made by Management, to include consideration of the character of the loan and lease portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company’s service area.

Loans and leases determined to be impaired or classified are individually evaluated by Management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans and leases based on Management’s assessment of the following for each identified loan and lease type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks.  These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Company’s Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance for loan and lease losses are adjusted based on that review if, in the judgment of the Loan Committee and Management, changes are warranted.

The allowance is established through a provision for loan and lease losses, which is charged to expense.  Additions to the allowance for loan and lease losses are expected to maintain the adequacy of the total allowance for loan and lease losses after credit losses and loan and lease growth.  The allowance for loan and lease losses at December 31, 2002 and 2001, respectively, reflects Management’s estimate of possible losses in the portfolio.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate, which is included in other expenses.  Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.  On the consolidated balance sheet, other real estate is included in accrued interest receivable and other assets.

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

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.  Earnings per share is retroactively adjusted for stock dividends for all periods presented.  In addition, EPS has been restated on an equivalent share basis for all periods presented in connection with the mergers previously noted that were accounted for using the pooling of interests method.

Stock-Based Compensation

At December 31, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 11.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per share data).  Pro forma adjustments to the Company’s consolidated net earnings per share are disclosed during the years in which the options become vested.

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands, except per share data)

Net earnings - as reported	$8,004	$5,436	$3,884
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(388)	(177)	(136)

Net earnings - pro forma	$7,616	$5,259	$3,748

Basic earnings per share - as reported	$2.06	$1.44	$1.03
Basic earnings per share - pro forma	$1.96	$1.39	$0.99

Diluted earnings per share - as reported	$1.98	$1.40	$1.01
Diluted earnings per share - pro forma	$1.89	$1.36	$0.98

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	December 31,
	2002	2001	2000

Dividend yield (not applicable)
Expected volatility	134.50%	79.36%	85.68%
Risk-free interest rate	4.81% - 5.16%	5.23% - 5.68%	5.85% - 6.50%
Expected option life	10 years	10 years	10 years
Weighted average fair value of options granted during the year	$13.64	$6.93	$5.39

Impact of New Financial Accounting Standards

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises.  This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations.  This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangibles) for impairment.  Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed.  Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142.  Provisions of this Statement are applicable on or after October 1, 2002.  In Management’s opinion, the adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the Statement are included in these financial statements.  In Management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.            MERGERS AND ACQUISITIONS

On April 1, 2002, pursuant to the Agreement and Plan of Reorganization dated November 15, 2001, Central California Bank (CCB) was acquired by the Company through a merger and tax-free reorganization whereby CCB became a wholly-owned subsidiary of the Company. The Company believes that its shareholders will benefit from the merger because the business potential for the combined companies exceeds what each company could accomplish individually. Both the Company and CCB provide similar and complementary financial products and services in the Northern California market.

The total consideration paid to CCB’s shareholders was approximately $8.7 million, which was comprised of $3.7 million in cash and 252,181 shares of common stock valued at approximately $5.0 million based on the market value of the Company’s stock. The funds required to pay the cash portion of the consideration were obtained by the Company through the issuance of $10 million of trust preferred securities in December 2001 (Western Sierra Statutory Trust II). The accompanying consolidated financial statements include the accounts of CCB since April 1, 2002.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $2.4 million, which was recorded as goodwill. Assets acquired included a core deposit intangible of $1.9 million that is amortized using the straight-line method over a period of ten years. Amortization expense for the year ended December 31, 2002 totaled $142,000.  Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon an initial evaluation as of October 1, 2002, no impairment was found to exist. In Management’s opinion, the goodwill in this transaction arose from the synergies associated with the merger.

The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed at the beginning of each year presented. Pro forma net income for the year ended December 31, 2002 includes a nonrecurring charge of approximately $425,000, on an after-tax basis, representing CCB’s merger-related expenses and the cost of retiring the outstanding stock options of CCB at March 31, 2002. (dollars are in thousands except per share data).

	Year Ended December 31,
	2002	2001
Revenue	$47,529	$46,478
Net Income	$7,410	$6,171
Basic Earnings per share	$1.88	$1.52
Diluted Earnings per share	$1.81	$1.49

The estimated fair value of CCB assets acquired and liabilities assumed are as follows (dollars in thousands):

Cash and cash equivalents	$12,930
Interest-bearing deposits in banks	2,675
Held-to-maturity investment securities	3,032
Loans, net of allowance for loan losses of $647	46,489
Premises and equipment	280
Core deposit intangible	1,886
Goodwill	2,361
Other assets	895

Total assets acquired	70,548

Deposits	(61,469)
Other liabilities	(385)

Total liabilities assumed	(61,854)

Purchase price	$8,694

On May 31, 2000, the Company completed its acquisition of Sentinel Community Bank (SCB) through the merger of SCB with and into the Company’s wholly owned subsidiary, Western Sierra National Bank.  The Company exchanged 721,132 shares of its common stock (after adjustment for fractional shares) for all of the common stock of SCB.  Each share of SCB was exchanged for 1.491 shares of the Company.  In addition, SCB stock options were converted at the same exchange ratio into options to purchase 110,934 shares of the Company’s common stock.  The merger was accounted for as a pooling of interests.

On May 5, 2000, R1NB, previously reported as a wholly-owned subsidiary of the Company, merged into Western Sierra National Bank (WSNB).  All assets and liabilities of R1NB were transferred to WSNB and R1NB ceased to exist as a separate entity.  Merger related costs of $39,000 were charged to operations during the year ended December 31, 2000.

The Company acquired certain assets and liabilities, principally deposits totaling $4,107,000, of the Columbia branch of Pacific State Bank on October 13, 2000.  The deposit premium from the Columbia branch acquisition and deposit premiums related to branch acquisitions that occurred in prior years are included on the consolidated balance sheet in accrued interest receivable and other assets and are being amortized using the straight-line method over ten years.  Amortization expense totaled $57,000, $57,000 and $55,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  Acquisition related expenses of $47,000 were charged to operations during the year ended December 31, 2000.

3.            TRADING AND INVESTMENT SECURITIES

Trading Securities

The estimated market value of trading securities at December 31, 2002 and 2001 totaled $18,000 and $16,000, respectively.  Net unrealized appreciation on trading securities of $2,000, $1,000 and $21,000 was included in non-interest income for the years ended December 31, 2002, 2001 and 2000, respectively.  Proceeds and gross realized gains from the sale of trading securities for the year ended December 31, 2000 totaled $242,000 and $9,000, respectively.  There were no sales or transfers of trading securities for the years ended December 31, 2002, 2001 and 2000, respectively.

Investment Securities

The amortized cost and estimated market value of investment securities at December 31, 2002 and 2001 consisted of the following (dollars in thousands):

Available-for Sale:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$3,468	$14	$(18)	$3,464
Obligations of states and political subdivisions	28,236	777	(60)	28,953
Government guaranteed mortgage-backed securities	24,490	313	(35)	24,768
Corporate debt securities	1,994	46	(17)	2,023
Federal Reserve Bank stock	347			347
Federal Home Loan Bank stock	1,055			1,055
Pacific Coast Bankers’ Bank stock	425			425
Other	3			3
	$60,018	$1,150	$(130)	$61,038

Net unrealized gains on available-for-sale investment securities totaling $1,020,000 were recorded, net of $351,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2002.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2002 totaled $2,738,000 and $49,000, respectively.  There were no transfers of available-for-sale investment securities during the year ended December 31, 2002.

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$5,340	$9	$(116)	$5,233
Obligations of states and political subdivisions	27,474	196	(458)	27,212
Government guaranteed mortgage-backed securities	27,629	125	(269)	27,485
Corporate debt securities	5,032	125	(38)	5,119
Federal Reserve Bank stock	302			302
Federal Home Loan Bank stock	961			961
Pacific Coast Bankers’ Bank stock	325			325
Other	721	100		821
	$67,784	$555	$(881)	$67,458

Net unrealized losses on available-for-sale investment securities totaling $326,000 were recorded, net of $111,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2001.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2001 totaled $24,461,000 and $120,000, respectively.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2000 totaled $4,239,000 and $10,000, respectively.  There were no transfers of available-for-sale investment securities during the years ended December 31, 2001 and 2000.

Held-to-Maturity:

	2002
	Amortized Cost	Cross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$2,526	$13	$(7)	$2,532
Obligations of states and political subdivisions	3,383	150	3,533
Government guaranteed mortgage-backed securities	2,092	49	(3)	2,138
	$8,001	$212	$(10)	$8,203

	2001
	Amortized Cost	Cross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of states and political subdivisions	$3,414	$82	$(1)	$2,532
Government guaranteed mortgage-backed securities	3,770	43	(24)	3,533
	$7,184	$125	$(25)	$2,138

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2002, 2001 and 2000.

The amortized cost and estimated market value of investment securities at December 31, 2002 by contractual maturity are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Within one year	$1,750	$1,806	$514	$511
After one year through five years	310	338	2,012	2,021
After five years through ten years	1,369	1,475	765	815
After ten years	26,802	27,357	2,618	2,718
	30,231	30,976	5,919	6,065

Investment securities not due at a single maturity date:
Government guaranteed mortgage-backed securities	24,490	24,768	2,092	2,138
SBA loan pools	3,466	3,463
Federal Reserve Bank stock	347	347
Federal Home Loan Bank stock	1,055	1,055
Pacific Coast Bankers’ Bank stock	425	425
Other	3	3

	$60,018	$61,038	$8,001	$8,203

Investment securities with amortized costs totaling $45,993,000 and $22,938,000 and market values totaling $46,866,000 and $22,978,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements at December 31, 2002 and 2001, respectively.

4.            LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2002	2001
Commercial	$88,084	$64,931
Real estate - mortgage	311,030	235,981
Real estate - construction	124,726	72,051
Agricultural	8,540	8,574
Lease financing	3,325	3,496
Installment	4,630	4,461
	540,335	389,494
Deferred loan and lease origination fees, net	(1,551)	(1,060)
Allowance for loan and lease losses	(7,113)	(5,097)
	$531,671	$383,337

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000
Balance, beginning of year	$5,097	$4,395	$3,794
Allowance of CCB acquired (Note 2)	647
Provision charged to operations	2,026	925	380
Losses charged to allowance	(736)	(315)	(349)
Recoveries	79	92	570
Balance, end of year	$7,113	$5,097	$4,395

The recorded investment in loans and leases that were considered to be impaired totaled $913,000 and $2,576,000 at December 31, 2002 and 2001, respectively.  The related allowance for loan and lease losses for these loans and leases at December 31, 2002 and 2001 was $134,000 and $244,000, respectively.  The average recorded investment in impaired loans and leases for the years ended December 31, 2002, 2001 and 2000 was $1,520,000, $2,486,000 and $693,000, respectively.  The Company recognized $22,000, $27,000 and $26,000 in interest income on a cash basis on impaired loans and leases during these same periods.

At December 31, 2002 and 2001, non-accrual loans and leases totaled $692,000 and $2,656,000, respectively.  Interest foregone on non-accrual loans and leases totaled $55,000, $237,000 and $81,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Salaries and employee benefits totaling $1,914,000, $1,266,000 and $1,425,000 have been deferred as loan and lease origination costs during 2002, 2001 and 2000, respectively.

5.            PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2002	2001
Land	$2,676	$2,672
Buildings and improvements	10,053	7,159
Furniture, fixtures and equipment	11,019	8,663
Leasehold improvements	637	552
Construction in progress	701	1,501
	25,086	20,547
Less accumulated depreciation and amortization	(9,052)	(8,031)
	$16,034	$12,516

Depreciation and amortization included in occupancy and equipment expense totaled $2,093,000, $1,318,000 and $1,127,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2002	2001
Accrued interest receivable	$3,125	$2,949
Deferred tax assets, net (Note 13)	2,581	2,965
Cash surrender value of officer life insurance policies (Note 16)	4,692	2,875
Prepaid expenses	921	1,205
Other real estate	489
Other	1,180	1,239
	$12,988	$11,233

7.             INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2002	2001
Savings	$44,280	$31,770
NOW accounts	67,330	58,232
Money market	68,015	55,865
Time, $100,000 or more	124,020	87,169
Other time	123,620	115,633

	$427,265	$348,669

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2003	$219,945
2004	13,110
2005	11,790
2006	2,688
2007	105
Thereafter	2

$247,640

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000
Savings	$326	$446	$693
NOW accounts	255	487	690
Money market	1,150	1,378	1,598
Time, $100,000 or more	2,901	4,238	3,715
Other time	3,912	6,925	7,522
	$8,544	$13,474	$14,218

8.            BORROWING ARRANGEMENTS

Short-Term

The Company has $22,000,000 in unsecured borrowing arrangements with three of its correspondent banks.  In addition, as of December  31, 2002, the Company could borrow up to $1,000,000 on an overnight basis from the Federal Reserve Bank, secured by investment securities with amortized costs totaling $1,706,000 and estimated market values totaling $1,732,000.  At December 31, 2002 and 2001, there was $2,000,000 in short-term borrowings bearing interest rates of 1.75% and 1.50%, respectively, under these arrangements.

At December 31, 2002, the Company could also borrow up to $19,000,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by investment securities with amortized costs totaling $4,764,000 and estimated market values totaling $4,919,000 and mortgage loans with carrying values totaling approximately $27,200,000. There was $12,500,000 in borrowings under this arrangement at December 31, 2002.  There were no borrowings under this arrangement at December 31, 2001.

On March 23, 1999, the Company’s Employee Stock Ownership Plan entered into an agreement with a director to establish a $300,000 revolving line of credit with a fixed interest rate of 8.5% and maturity date of March 23, 2002.  The loan is guaranteed by Western Sierra Bancorp.  Advances on the line of credit totaled $300,000 at December 31, 2001.

Long-Term

On April 19, 2000, the Company’s Employee Stock Ownership Plan entered into an agreement with a director to establish a $200,000 revolving line of credit with a fixed interest rate of 8.5% and maturity date of April 19, 2003.  The loan is guaranteed by Western Sierra Bancorp.  There were no advances on the line of credit at December 31, 2002.  Advances on the line of credit totaled $100,000 at December 31, 2001.

9.            COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices under non-cancelable operating leases.  These leases expire on various dates through 2013 and have various renewal options ranging from five to ten years.  Rental payments include minimum rentals, plus adjustments for changing price indexes.  Future minimum lease payments and sublease rental income are as follows (dollars in thousands):

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income

2003	$861	$51
2004	855	7
2005	725	7
2006	651	7
2007	556	6
Thereafter	1,716

	$5,364	$78

Rental expense included in occupancy expense totaled $607,000, $453,000 and $381,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, letters of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and letters of credit as they do for loans and leases included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2002	2001
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$5,463	$6,537
Commercial real estate, construction and land development commitments:
Secured by real estate	95,277	72,527
Not secured by real estate	746
Other commercial commitments not secured by real estate	35,420	31,686
Agricultural commitments	6,092	5,042
Other commitments	4,415	4,154
	$146,667	$120,692
Letters of credit	$1,139	$978

Real estate commitments are generally secured by property with loan-to-value ratios not to exceed 80%.  In addition, the majority of the Company’s commitments have variable interest rates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the borrower.  Collateral held varies, but may include deposits, accounts receivable, inventory, equipment, income-producing commercial properties and residential real estate.

Letters of credit are conditional commitments to guarantee the performance or financial obligation of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Commitments to sell loans are agreements to sell to another party loans originated by the Company.  The Company only sells loans to third parties without recourse.  The Company is not exposed to credit loss if the borrower fails to perform accordingly to the promissory note as long as the Company has fulfilled its obligations stated in the sales commitment.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout El Dorado, Placer, Sacramento, Lake, Tuolumne and Contra Costa counties.

In Management’s judgment, a concentration exists in real estate-related loans, which represented approximately 81% and 79% of the Company’s loan portfolio at December 31, 2002 and 2001, respectively.  Although Management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans.  Personal and business income represent the primary source of repayment for a majority of these loans and leases.

In addition, a substantial portion of the loans and leases in the Lake County area are dependent upon the agribusiness and resort and recreational economic sectors.

Contingencies

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of business.  In the opinion of Management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Federal Reserve Requirement

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The reserve balances held by the Company’s banking subsidiaries with the Federal Reserve Bank totaled $50,000 and $25,000 at December 31, 2002 and 2001, respectively.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements.  Uninsured deposits totaled $5,196,000 at December 31, 2002.

10.                              MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUSTS

Western Sierra Statutory Trust I (Trust I) and Western Sierra Statutory Trust II (Trust II) are Connecticut statutory business trusts formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

In July and December 2001, the Company issued to Trust I and Trust II subordinated deferrable interest debentures due July 31, 2031 and December 18, 2031, respectively.  Simultaneously, Trust I and Trust II issued 6,000 and 10,000 floating rate capital securities, with liquidation values of $1,000 per security, for gross proceeds of $16,000,000.  The subordinated debentures represent the sole assets of the Trusts.  The subordinated debentures are redeemable by the Company, subject to the receipt by the Company of prior approval from the Federal Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB.  The Company may redeem Trust I on any July 31st on or after July 31, 2006.  The Company may redeem Trust II on any December 18 on or after December 18, 2006.  The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event, which is defined in the debenture.  The floating rate capital securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on July 31, 2031 and December 18, 2031.

Holders of the securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on each set of capital securities and debentures are the same and are computed on a 360-day basis.  For the $6,000,000 in debentures and capital securities issued in July 2001, the rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.58%, with a maximum rate of 12.5% annually, adjustable quarterly.  For the $10,000,000 in debentures and capital securities issued in December 2001, the rate is LIBOR plus 3.60%, with a maximum rate of 12.5% annually, adjustable quarterly.  The average LIBOR rate for the year ended December 31, 2002 was 1.73%

The subordinated debentures and related trust investments in the subordinated debentures have been eliminated in consolidation and the capital securities are reflected as outstanding in the accompanying consolidated balance sheet.  Under applicable regulatory guidelines, all of the capital securities qualify as Tier 1 capital for the Company at December 31, 2002 and 2001.

11.          SHAREHOLDERS’ EQUITY

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends.  Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period.  In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2002, the subsidiaries had $10,716,000 in retained earnings available for dividend payments to the Company.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
December 31, 2002
Basic earnings per share	$8,004	3,885,014	$2.06
Effect of dilutive stock options		151,621
Diluted earnings per share	$8,004	4,036,634	$1.98
December 31, 2001
Basic earnings per share	$5,436	3,777,368	$1.44
Effect of dilutive stock options		93,792
Diluted earnings per share	$5,436	3,871,160	$1.40
December 31, 2000
Basic earnings per share	$3,884	3,770,988	$1.03
Effect of dilutive stock options		62,036
Diluted earnings per share	$3,884	3,833,024	$1.01

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock option grants for the issuance of 28,000 shares were not included in the computation of diluted earnings per share during the third quarter of the year ended December 31, 2002.  Stock option grants for the issuance of 3,675 shares were not included in the computation of diluted earnings per share during the third quarter of the year ended December 31, 2001.  Stock options not included in the computation of diluted earnings per share ranged from 19,175 during the first quarter to 83,769 for the remainder of the year ended December 31, 2000.

Stock Options

In 1999, 1997, 1990 and 1989, the Board of Directors adopted stock option plans for which 493,083 shares of common stock remain reserved for issuance to employees and Directors under incentive and nonstatutory agreements.  There was 142,746 shares available for grant at December 31, 2002.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.  Outstanding options under the 1997, 1990 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans.

A summary of the combined activity within the plans follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	311,574	$10.22	320,263	$8.35	362,921	$8.02

Options granted	78,295	$21.89	98,552	$13.28	45,453	$9.34
Options exercised	(28,820)	$11.99	(81,456)	$6.25	(67,761)	$6.70
Options canceled	(10,712)	$12.73	(25,785)	$11.23	(20,350)	$10.19

Options outstanding, end of year	350,337	$12.61	311,574	$10.22	320,263	$8.35

Options exercisable, end of year	229,365	$10.34	207,715	$9.18	245,289	$7.92

A summary of options outstanding at December 31, 2002 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2002	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2002

$3.80 - $7.06	61,311	3.1 years	61,311
$8.98 - $10.43	87,302	5.8 years	75,497
$10.49 - $15.48	131,409	7.8 years	77,654
$21.34 - $23.67	70,315	9.4 years	14,903

	350,337		229,365

Common Stock Repurchase Program

During 2002 and 2001, the Board of Directors authorized the repurchase of up to 180,000 and 329,000 shares, respectively, of the Company’s common stock.  Repurchases were generally made in the open market at market prices.  At December 31, 2002, approximately 175,000 shares authorized under the 2002 plan remain available for repurchase.  The repurchase is in contemplation of reissuing such shares as part of the Company’s recurring declaration of annual stock dividends.

Regulatory Capital

The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and its banking subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following page.  Each of these components is defined in the regulations.  Management believes that the Company and its banking subsidiaries meet all their capital adequacy requirements as of December 31, 2002 and 2001.

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

	December 31
	2002		2001
	Amount	Ratio	Amount	Ratio

(dollars in thousands)

Leverage Ratio

Western Sierra Bancorp and Subsidiaries	$65,306	9.6%	$53,000	10.2%
Minimum regulatory requirement	$27,144	4.0%	$20,752	4.0%

Western Sierra National Bank	$31,612	8.3%	$31,912	7.8%
Minimum requirement for “Well-Capitalized” institution under
prompt corrective action	$19,085	5.0%	$20,444	5.0%
Minimum regulatory requirement	$15,268	4.0%	$16,355	4.0%

Lake Community Bank	$9,701	8.5%	$8,621	8.4%
Minimum requirement for “Well-Capitalized” institution under
prompt corrective action	$5,720	5.0%	$5,135	5.0%
Minimum regulatory requirement	$4,576	4.0%	$4,108	4.0%

Central California Bank	$13,077	7.0%
Minimum requirement for “Well-Capitalized” institution under
prompt corrective action	$9,398	5.0%
Minimum regulatory requirement	$7,518	4.0%

Tier 1 Risk-Based Capital Ratio

Western Sierra Bancorp and Subsidiaries	$65,306	11.4%	$53,000	12.4%
Minimum regulatory requirement	$22,878	4.0%	$17,106	4.0%

Western Sierra National Bank	$31,612	9.5%	$31,912	9.8%
Minimum requirement for “Well-Capitalized” institution under
prompt corrective action	$20,056	6.0%	$19,608	6.0%
Minimum regulatory requirement	$13,370	4.0%	$13,072	4.0%

Lake Community Bank	$9,701	9.2%	$8,621	9.2%
Minimum requirement for “Well-Capitalized” institution under
prompt corrective action	$6,353	6.0%	$5,619	6.0%
Minimum regulatory requirement	$4,236	4.0%	$3,746	4.0%

Central California Bank	$13,077	10.2%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$7,733	6.0%
Minimum regulatory requirement	$5,155	4.0%

	December 31,
	2002		2001
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk-Based Capital Ratio

Western Sierra Bancorp and Subsidiaries	$72,419	12.7%	$60,847	14.2%
Minimum regulatory requirement	$45,755	8.0%	$34,213	8.0%

Western Sierra National Bank	$35,713	10.7%	$35,688	10.9%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$33,426	10.0%	$32,681	10.0%
Minimum regulatory requirement	$26,740	8.0%	$26,145	8.0%

Lake Community Bank	$11,024	10.4%	$9,792	10.5%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$10,589	10.0%	$9,365	10.0%
Minimum regulatory requirement	$8,471	8.0%	$7,492	8.0%

Central California Bank	$14,636	11.4%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$12,888	10.0%
Minimum regulatory requirement	$10,310	8.0%

12.          OTHER EXPENSES

Other expenses consisted of the following (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000

Professional fees	$1,593	$1,529	$799
Data processing	1,083	496	621
Stationery and supplies	517	432	410
Advertising and promotion	258	218	245
Other operating expenses	3,829	2,894	2,522

	$7,280	$5,569	$4,597

Professional fees include amounts paid to outside vendors to perform accounting, data processing, courier and other deposit related services for companies maintaining large non-interest bearing deposits with the Company.  Total costs incurred are dependent upon the volume of deposits and totaled $182,000, $369,000 and $376,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  During the same periods, the companies maintained average available balances of $25,044,000, $17,259,000 and $14,376,000, respectively.  The companies’ non-interest bearing deposits at December 31, 2002 and 2001 totaled $45,234,000 and $20,577,000, respectively.

13.          INCOME TAXES

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following (dollars in thousands):

	Federal	State	Total
2002

Current	$3,141	$374	$3,515
Deferred	162	(240)	(78)

Income tax expense	$3,303	$134	$3.437

2001

Current	$3,006	$993	$3,999
Deferred	(610)	(151)	(761)

Income tax expense	$2,396	$842	$3,238

2000

Current	$1,469	$612	$2,081
Deferred	186	65	251

Income tax expense	$1,655	$677	$2,332

Deferred tax assets (liabilities) are comprised of the following at December 31, 2002 and 2001 (dollars in thousands):

	December 31,
	2002	2001

Deferred tax assets:
Allowance for loan and lease losses	$2,778	$1,882
Deferred compensation	758	591
Net operating loss carryforward	86	40
Future benefit of State tax deduction	49	364
Organization costs		336
Deposit purchase premium	48	39
Premises and equipment	86
Unrealized loss on available-for-sale investment securities	111
Other	12	19

Total deferred tax assets	3,817	3,382

Deferred tax liabilities:
Future liability of State deferred tax assets	(291)	(209)
Adjustment for change in tax accounting method		(29)
Federal Home Loan Bank stock dividends	(164)	(139)
Unrealized gains on available-for-sale investment securities	(351)
Organization costs	(430)
Other		(40)

Total deferred tax liabilities	(1,236)	(417)

Net deferred tax assets	$2,581	$2,965

As of December 31, 2002, the Company has Federal net operating loss carryforwards totaling approximately $230,000, which were acquired as a result of the merger with R1CB and CCB.  The remaining loss carryforward from R1CB totals approximately $59,000 and expires in 2004.  The loss carryforward from CCB totals approximately $171,000 and expires in 2022.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2002		2001		2000
	Amount	Rate%	Amount	Rate%	Amount	Rate%

Federal income tax expense, at statutory rate	$3,890	34.0	$2,949	34.0	$2,113	34.0
State franchise tax, net of Federal tax effect	743	6.5	622	7.1	471	7.6
Benefit of tax-exempt income	(1,337)	(11.7)	(383)	(4.4)	(256)	(4.1)
Tax-exempt income from life insurance policies	(71)	(.6)	(16)	(.2)	(22)	(.3)
Other	212	2.0	66.8		26.3

Total income tax expense	$3,437	30.2	$3,238	37.3	$2,332	37.5

14.          RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors.  These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

The following is a summary of the aggregate activity involving related parties during 2002 (dollars in thousands):

Borrowings

Balance, January 1, 2002	$7,999

Disbursements	279
Amounts repaid	(2,014)

Balance, December 31, 2002	$6,264

Undisbursed commitments to related parties, December 31, 2002	$2,024

Loans to the Company

The Company’s Employee Stock Ownership Plan established revolving lines of credit in the amount of $200,000 and $300,000 with a director during 2000 and 1999, respectively (Note 8).

15.          BENEFIT PLANS

Profit Sharing Plan

The Western Sierra Bancorp and Subsidiaries 401KSOP is available to employees meeting certain service requirements.  Under the plan, employees may defer a selected percentage of their annual compensation.  The Company’s contribution to the plan is discretionary and is allocated as follows:

•                  A matching contribution to be determined by the Board of Directors each plan year under which a percentage of each participant’s contribution is matched.

•                  Additional employer contributions to the plan may be made at the discretion of the Board of Directors and shall be allocated in the same ratio as each participant’s contribution bears to total compensation.

Employer contributions totaled $184,000, $90,000 and $56,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employee Stock Ownership Plan

The Employee Stock Ownership Plan (ESOP) is designed to invest primarily in securities of the Company purchased on the open market.  The purchase of shares is funded through contributions to the ESOP by the Company and loans from certain members of the Board of Directors (see Note 8).  Contributions to the plan are at the sole discretion of the Board of Directors and are limited on a participant-by-participant basis to the lesser of $30,000 or 25% of the participant’s compensation for the plan year. Compensation is defined as all compensation paid during the plan year which is considered to be W-2 income, to include amounts deferred under the Company’s 401KSOP.  Employer contributions vest at a rate of 20% per year after two years of employment.  Employee contributions are not permitted.  Benefits may be distributed in the form of qualifying Company securities or cash.  However, participants have the right to demand that their benefits be distributed in the form of qualifying Company securities.

During 1999, the ESOP purchased 21,517 shares of the Company’s common stock with the proceeds of a $300,000 loan to the ESOP by a member of the Board of Directors.  During 2000, the ESOP purchased 18,294 shares of the Company’s common stock with the proceeds of a $200,000 loan to the ESOP by a member of the Board of Directors.  Interest expense related to these loans totaled $24,000, $37,000 and $40,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

The debt of the ESOP is recorded as debt of the Company and the shares purchased with the proceeds are reported as unearned ESOP shares in shareholders’ equity.  As the debt is repaid, shares are committed to be released and the Company reports compensation expense equal to the current market price of the shares.  Committed to be released shares are subsequently allocated to active employees and are recognized as outstanding for earnings per share and capital ratio computations.  Cash dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are allocated to the participants; cash dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Contributions to the ESOP recognized as compensation expense totaled $350,000, $201,000 and $152,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Allocated, committed-to-be-released and unallocated ESOP shares as of December 31, 2002, 2001 and 2000, adjusted for stock dividends, were as follows (dollars in thousands):

	2002	2001	2000

Allocated	55,825	46,627	30,415
Committed-to-be-released	34,106	15,018	21,015
Unallocated		34,106	37,126

Total ESOP shares	89,931	95,751	88,556

Fair value of unallocated shares		$528	$362

Salary Continuation Plan

Under the salary continuation plan, the Company is obligated to provide seven key executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death.  These benefits are substantially equivalent to those available under split dollar life insurance policies purchased by the Company on the lives of the executives.  The estimated present value of these future benefits are accrued over the period from the effective date of the plan until the executives’ expected retirement dates.  The expense recognized under this plan totaled $267,000, $132,000 and $186,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Under this plan, the Company invested in single premium life insurance policies with cash surrender values totaling $4,692,000 and $2,875,000 at December 31, 2002 and 2001, respectively.  On the consolidated balance sheet, the cash surrender value of life insurance polices is included in accrued interest receivable and other assets.  Income on these policies, net of expense, totaled $185,000, $47,000 and $66,000 and for the years ended December 31, 2002, 2001 and 2000, respectively.

Director Retirement Plan

During 2001, the Board of Directors approved a retirement plan for certain directors electing early retirement from the Company.  The plan provides for annual payments of $7,200 for ten years and became effective with their retirement on June 30, 2001.  The estimated present value of these future payments, totaling $140,000, was included in other expense in the consolidated statement of income for the year ended December 31, 2001.

16.     COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss).  Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

At December 31, 2002, 2001 and 2000, the Company held securities classified as available-for-sale which had unrealized gains as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,395	$(479)	$916
Less: reclassification adjustment for gains included in net income	49	(17)	32

Net unrealized holding gains	$1,346	$(462)	$884

For the Year Ended December 31, 2001

Other comprehensive income:
Unrealized holding gains	$340	$(149)	$191
Less: reclassification adjustment for gains included in net income	120	(45)	75

Net unrealized holding gains	$220	$(104)	$116

For the Year Ended December 31, 2000

Other comprehensive income:
Unrealized holding gains	$2,479	$(866)	$1,613
Less: reclassification adjustment for gains included in net income	10	(4)	6

Net unrealized holding gains	$2,469	$(862)	$1,607

17.          DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value.  These estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2002 and 2001:

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

The estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$29,064	$29,064	$17,273	$17,273
Federal funds sold	7,900	7,900	5,765	5,765
Interest-bearing deposits in banks	1,784	1,784	396	396
Loans held for sale	4,926	5,060	5,128	5,144
Trading and investment securities	69,057	69,259	74,658	74,758
Loans and leases	531,671	555,512	383,337	403,064
Cash surrender value of life insurance policies	4,692	4,692	2,875	2,875
Accrued interest receivable	3,125	3,125	2,949	2,949

Financial liabilities:
Deposits	$589,373	$590,615	$448,631	$450,657
Short-term borrowings	14,500	14,500	2,300	2,300
Long-term debt			100	100
Mandatorily redeemable cumulative trust preferred securities	16,000	16,000	16,000	16,000
Accrued interest payable	983	983	1,005	1,005

Off-balance-sheet financial
instruments:
Commitments to extend credit	$146,667	$146,667	$120,692	$120,692
Letters of credit	1,139	1,139	978	978

18.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001

ASSETS

Cash and due from banks	$7,105	$10,344
Investment in subsidiaries	59,918	41,205
Trading securities	18	16
Available-for-sale investment securities	1	821
Premises and equipment	5,633	3,132
Other assets	1,626	2,011

Total assets	$74,301	$57,529

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Short-term borrowings	$300
Long-term debt due to bank subsidiary	$2,390	100
Subordinated debentures due to non-bank subsidiaries	16,496	16,496
Accrued expenses and other liabilities	1,076	722

Total liabilities	19,962	17,618

Shareholders’ equity:
Common stock	30,958	20,926
Retained earnings	22,712	19,600
Unearned ESOP shares	(400)
Accumulated other comprehensive income (loss)	669	(215)

Total shareholders’ equity	54,339	39,911

Total liabilities and shareholders’ equity	$74,301	$57,529

STATEMENT OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Income:
Dividends declared by subsidiaries - eliminated in consolidation	$9,250	$2,000	$1,000
Management and service fees from subsidiaries	3,115	2,876	2,729
Interest income from subsidiaries	84	1	1
Trading securities income	2	1	30
Loss on sale of available-for-sale investment securities	(72)
Other income	5

Total income	12,384	4,878	3,760

Expenses:
Salaries and benefits	3,154	2,526	2,884
Occupancy and equipment	1,240	739	357
Interest expense	1,060	274	69
Data processing fees	400	367	427
Professional fees	726	840	89
Director fees and retirement expense	46	190	64
Merger costs	498
Other expenses	982	714	527

Total expenses	7,608	5,650	4,915

Income (loss) before equity in undistributed income of subsidiaries	4,776	(772)	(1,155)

Equity in undistributed income of subsidiaries	1,497	5,173	4,271

Income before income tax benefit	6,273	4,401	3,116
Income tax benefit	1,731	1,035	768

Net income	$8,004	$5,436	$3,884

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$8,004	$5,436	$3,884
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,497)	(5,173)	(4,271)
(Increase) decrease in trading securities	(2)	(1)	160
Loss on sale of available-for-sale investment securities	72
Loss on sale of premises and equipment	175
Compensation costs associated with the ESOP	400	100
Depreciation	835	451	296
Decrease (increase) in other assets	450	(409)	(8)
Increase in other liabilities	354	303	16

Net cash provided by operating activities	8,791	707	77

Cash flows from investing activities:
Purchase of available-for-sale investment securities		(700)
Proceeds from the sale of available-for-sale investment securities	648		149
Purchases of premises and equipment	(3,548)	(1,664)	(1,564)
Proceeds from the sale of equipment	37
Investment in subsidiaries	(11,273)	(1,996)	(120)

Net cash used in investing activities	(14,136)	(4,360)	(1,535)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings		(650)	650
Proceeds from long-term debt	2,400
Repayments of long-term debt	(10)
Repurchase of common stock	(105)	(2,418)	(400)
Repayment of ESOP borrowings	(400)	(100)	200
Purchase of unearned ESOP shares			(200)
Payments for fractional shares	(31)	(9)	(12)
Proceeds from exercise of stock options	252	508	450
Proceeds from issuance of subordinated debentures to non-bank subsidiaries		16,496

Net cash provided by financing activities	2,106	13,827	688

Net increase (decrease) in cash and cash equivalents	(3,239)	10,174	(770)

Cash and cash equivalents at beginning of year	10,344	170	940

Cash and cash equivalents at end of year	$7,105	$10,344	$170

Supplemental disclosure of cash flow information:

Cash paid during the year for interest expense	$1,047	$198	$32

Non-cash investing activities:
Stock issued in acquisition of CCB	$4,998
Net change in unrealized gain on available-for-sale investment securities	$1,346	$220	$2,469

Payment of cash dividend by Sentinel Community Bank prior to merger			$164

19.      SUBSEQUENT EVENT

Agreement and Plan of Reorganization and Merger

On March 13, 2003, the Company and Central Sierra Bank (CSB) announced the signing of a definitive Agreement and Plan of Reorganization and Merger (the “Agreement”). Under the terms of the Agreement, the Company will pay $10,700,000 in cash and issue 385,000 shares of common stock for all of the outstanding common shares and options of CSB. The Agreement, which has been approved by the Board of Directors of both companies, is subject to approval by CSB shareholders and bank regulatory authorities.  It is anticipated that the merger will be completed during July 2003, at which time CSB will be merged into Central California Bank, a wholly owned subsidiary of the Company.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
and Shareholders

Western Sierra Bancorp
and Subsidiaries

We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based upon our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

January 31, 2003, except for

Note 19, as to which the date

is March 13, 2003.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

Item 11. Executive Compensation

The information required by this Item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

Item 13. Certain Relationships and Related Transactions

Some of the directors and executive officers of the Company and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, the Company in the ordinary course of the Company’s business, and the Company expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and in the opinion of management did not involve more than a normal risk of collectibility or present other unfavorable features.

Item 14. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13 (a) — 14 (c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s management within the 90-day period preceding the filing date of this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)                                 Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)     Financial Statements :

(1)

Listed and included in Part II, Item 8.

(2)

Financial Statement Schedules:

In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not   applicable to or required of the Company or the required information is included in the financial statements or notes thereto.

(3)

Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10K.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Registrant riled in the registration statement of Registrant on Form S-4 file #333-6667 as Exhibit 3.2 is incorporated here by this reference.

3.2	Bylaws as amended of Registrant filed in the registration statement of Registrant on Form S-4 File #333-6667 as Exhibit 3.2 is incorporated here by this reference.

10.	Material Contracts of Registrant filed in the registration statement of Registrant on Form S-4 filed on March 24, 2000 as Exhibits 10.1 through 10.19 and are incorporated here by this reference.

10.1	Placerville branch lease dated June 23, 1987 as amended is contained in Registrant’s S-4 File #333-66675 as Exhibit10.1 and is incorporated by this reference herein.

10.2	Severance benefits agreement for Gary Gall is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.2 and is incorporated by this reference herein.

10.3	Severance benefits agreement for Kirk Dowdell is contained in Registrant’s S-4 File #333-33256 as Exhibit 10.1 and is incorporated by this reference herein

10.4	Salary continuation agreement for Gary Gall as amended is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.4 and is incorporated by this reference herein.

10.5	Stock option agreement dated April 11, 1995 for Gary Gall is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.5 and is incorporated by this reference herein.

10.6	Stock option agreement dated November 14, 1996 for Gary Gall is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.6 and is incorporated by this reference herein.

10.7	Stock option agreement dated May 20, 1997 for Gary Gall is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.7 and is incorporated by this reference herein.

10.8	Stock option agreement dated May 19, 1999 for Gary Gall is contained in Registrant’s S-4 File #333-33256 as Exhibit 10.4 and is incorporated by this reference herein.

10.9	Stock option agreement dated May 19, 1999 for Gary Gall is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.3 and is incorporated by this reference herein.

10.10

Western Sierra National Bank 1989 Stock Option Plan and form of incentive stock option and nonqualified stock option agreement is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.10 and is incorporated by this reference herein.

10.11

Western Sierra Bancorp 1997 Stock Option Plan and form of incentive stock option agreement and nonqualified stock option agreement is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.11 and is incorporated by this reference herein.

10.12	Western Sierra National Bank Incentive Compensation Plan for senior management is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.12 and is incorporated by this reference herein.

10.13	Indemnification agreement for Gary Gall is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.13 and is incorporated by this reference herein.

10.14	Indemnification agreement form for directors of Western Sierra National Bank is contained in Registrant’s S-4 File #333-66675 as Exhibit 10.15 and is incorporated by this reference herein.

11.	Statement Re: Computation of earnings per share is included in Note 11 to the financial statements included as Item 8.

23.1	Consent of Perry Smith LLP

99.1	906 Certification by Anthony J. Gould, Chief Accounting Officer

99.2	906 Certification by Gary D. Gall, President and Chief Executive Officer

(b)     Reports on Form 8-K

Form Filed on 3/20/03 regarding the execution of a definitive agreement for the purchase of Central Sierra Bank

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN SIERRA BANCORP
By:	/s/ GARY D. GALL	Gary D. Gall	Dated: March 20, 2003
President and Chief Executive Officer (Principal Executive Officer)
And By:	/s/ ANTHONY J. GOULD		Dated: March 20, 2003
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CHARLES W. BACCHI	Dated: March 20, 2003
Charles W. Bacchi,
Director and Chairman of the Board

/s/ WILLIAM J. FISHER	Dated: March 20, 2003
William J. Fisher, Director

/s/ HAROLD S. PRESCOTT	Dated: March 20, 2003
Harold S. Prescott, Director

/s/ LORI WARDEN	Dated: March 20, 2003
Lori Warden, Director

/s/ ALAN J. KLEINERT	Dated: March 20, 2003
Alan J. Kleinert, Director

/s/ HOWARD A. JAHN	Dated: March 20, 2003
Howard A. Jahn, Director

/s/ BARBARA L. COOK	Dated: March 20, 2003
Barbara L. Cook, Director

/s/ THOMAS MANZ	Dated: March 20, 2003
Thomas Manz, Director

/s/ LARY A. DAVIS	Dated: March 20, 2003
Lary A. Davis, Director

/s/ DOUGLAS A. NORDELL	Dated: March 20, 2003
Douglas A. Nordell, Director

/s/ WILLIAM EAMES	Dated: March 20, 2003
William Eames, Director

/s/ MATTHEW BRUNO SR.	Dated: March 20, 2003
Matthew Bruno, Sr., Director

Section 302 Certifications for the Signatures

CERTIFICATIONS

I, Anthony J. Gould Executive Vice President, Chief Financial and Chief Accounting Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Western Sierra Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
/s/ Anthony J. Gould
Chief Financial and Accounting Officer

I, Gary D. Gall, President, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Western Sierra Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Gary D. Gall
President and Chief Executive Officer