Form 10-Q
period 2003-03-31
WESTERN SIERRA BANCORP
filed 2003-05-15
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-25979

WESTERN SIERRA BANCORP

(Exact name of Registrant as specified in its charter)

California	68-0390121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4080 Plaza Goldorado Circle Cameron Park, California	95682
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (530) 677-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

As of April117, 2003 there were approximately 3,997,466 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Balance Sheet

(dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$23,668	$29,064
Federal funds sold	32,920	7,900
Cash and cash equivalents	56,588	36,964

Interest-bearing deposits	1,388	1,784
Loans held for sale	4,345	4,926
Investment securities:
Trading	18	18
Available for sale (amortized cost $57,667 in 2003 and $60,018 in 2002)	59,096	61,038
Held to maturity (market value of $7,021 in 2003 and $8,203 in 2002)	6,794	8,001
Total investments	65,908	69,057
Portfolio loans and leases:
Real estate mortgage	335,924	311,030
Real estate construction	131,890	124,726
Commercial	84,981	88,084
Agricultural	9,161	8,540
Installment	4,136	4,630
Lease financing	3,296	3,325
Total gross loans and leases	569,387	540,335
Deferred loan and lease fees, net	(1,435)	(1,551)
Allowance for loan and lease losses	(7,661)	(7,113)
Net portfolio loans and leases	560,291	531,671

Premises and equipment, net	15,788	16,034
Other real estate	485	489
Goodwill and other intangible assets	5,089	4,364
Other assets	13,291	12,499
Total Assets	$723,173	$677,788

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$150,393	$162,108
Interest bearing deposits:
NOW, money market and savings	187,162	179,624
Time, over $100,000	165,307	124,020
Other time	134,266	123,620
Total deposits	637,128	589,373

Borrowed funds	7,500	14,500
Mandatorily redeemable cumulative trust preferred securities	16,000	16,000
Other liabilities	5,526	3,576
Total liabilities	666,154	623,449

Shareholders’ equity:
Preferred stock - no par value; 10,000,000 shares authorized; none issued	—	—
Common stock - no par value; 10,000,000 shares authorized; 3,997,466 shares issued in 2003 and 3,986,917 shares in 2002	31,085	30,958
Retained earnings	24,999	22,712
Accumulated other comprehensive income	935	669
Total shareholders’ Equity	57,020	54,339
Total Liabilities and Shareholders’ equity	$723,173	$677,788

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2003	March 31, 2002

Interest income:
Interest and fees on loans	$9,752	$7,444
Interest on investment securities:
Taxable	401	565
Exempt from federal taxes	359	362
Interest on Fed funds sold	42	53
Total interest income	10,555	8,424

Interest expense:
Interest on deposits	1,999	2,039
Interest on borrowed funds	272	248
Total interest expense	2,271	2,287

Net interest income	8,284	6,137

Provision for loan and lease losses	525	400

Net interest income after provision for loan and lease losses	7,759	5,737

Non-interest income:
Service charges and fees	835	626
Net gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	1,104	759
Gain on trading securities	2	8
Other income	115	71
Total non-interest income	2,055	1,464

Other expenses:
Salaries and benefits	3,416	2,540
Occupancy and equipment	1,052	703
Other expenses	1,645	1,382
Amortization of core deposits and other intangibles	62	14
Total other expenses	6,175	4,639

Income before income tax	3,639	2,562

Income taxes	1,352	747

Net income	$2,287	$1,816

Basic earnings per share	$0.57	$0.49
Fully diluted earnings per share	$0.55	$0.47

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

(dollars in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$2,287	$1,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	525	400
Depreciation and amortization	544	347
Deferred loan and lease origination fees, net	(116)	58
Amortization of investment security premiums, net of accretion	110	93
Gain on sale of available-for-sale investment securities	—	(6)
Increase in trading securities	—	(4)
Loss on sale of premises and equipment	49
Loss on sale of other real estate	4	—
Increase in cash surrender value of life insurance policies	(50)	(20)
Compensation cost associated with the Bank’s ESOP	—	50
Decrease in loans held for sale	581	833
Decrease (increase) in other assets	(1,670)	514
Increase in other liabilities	1,950	867
Net cash provided by operating activities	4,164	4,997

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	—	1,000
Proceeds from called held-to-maturity investment securities	1,000	—
Proceeds from matured available-for-sale investment securities	500	500
Purchases of available-for-sale investment securities	(488)	—
Principal repayments received from available-for-sale securities	2,256	2,521
Principal repayments received from held-to-maturity mortgage-backed securities	178	596
Net decrease in interest-bearing deposits in banks	396	396
Net increase in loans and leases	(29,029)	(3,770)
Proceeds from the sale of premises and equipment	—	48
Purchases of premises and equipment	(236)	(1,558)
Purchase of life insurance policies at cash value	—	(935)
Net cash used in investing activities	(25,423)	(1,202)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(4,177)	$28,632
Net increase (decrease) in time deposits	51,933	(2,247)
Net (decrease) increase in short-term borrowings	(7,000)	2,700
Repayment of ESOP borrowings	—	(50)
Proceeds from the exercise of stock options	127	18
Net cash provided by financing activities	40,883	29,053
Increase in cash and cash equivalents	19,624	32,848
Cash and cash equivalents at beginning of year	36,964	19,624
Cash and cash equivalents at end of period	$56,588	$52,472

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	407	129

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2002 Annual Report to Shareholders.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”)), Lake Community Bank (LCB), Central California Bank (CCB), Western Sierra Statutory Trust I and Western Sierra Statutory Trust II. All significant inter-company balances and transactions have been eliminated. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain amounts in the consolidated financial statements for the year ended December 31, 2002 and the three-month period ended March 31, 2002 may have been reclassified to conform to the presentation of the consolidated financial statements in 2003.

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

2.  Stock-based Compensation

At March 31, 2003, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	March 31, 2003	March 31, 2002

Net earnings as reported	$2,287	$1,816
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(260)	(134)

Pro forma net income	$2,027	$1,680

Basic earnings per share - as reported	$0.57	$0.49
Basic earnings per share - pro forma	$0.51	$0.46

Diluted earnings per share - as reported	$0.55	$0.47
Diluted earnings per share - pro forma	$0.50	$0.45

3. Earnings per Share

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

	Three Months Ended
	March 31, 2003	March 31, 2002

Basic EPS Computation:
Numerator—net income	$2,287	$1,816
Denominator—weighted average number of shares outstanding	3,992,594	3,704,990
Basic earnings per share	$0.57	$0.49

Diluted EPS Computation:
Numerator—net income	$2,287	$1,816
Denominator— weighted average number of shares outstanding	3,992,594	3,704,990
Effect of dilutive stock options	174,530	140,519
	4,167,124	3,845,510
Diluted earnings per share	$0.55	$0.47

4. Stock Repurchase Plan

On May 29, 2002, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company’s common stock. The Company has purchased 5,000 shares at an average price of approximately $21.00 under the plan through March 31, 2003.

On October 23, 2001, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 165,000 shares) of the Company’s common stock effective November 20, 2001 through May 31, 2002.  The Company did not repurchase any shares from this plan.

5.  Acquisition of Central California Bank

On April 1, 2002, pursuant to the Agreement and Plan of Reorganization dated November 15, 2001, Central California Bank (“CCB”) was acquired by the Company through a merger and tax-free reorganization whereby CCB became a wholly-owned subsidiary of the Company.  The Company believes that its shareholders will benefit from the merger because the business potential for the combined companies exceeds what each company could accomplish individually.  Both the Company and CCB provide similar and complementary financial products and services in the Northern California market.  As of March 31, 2002, CCB had $68.1 million in total assets,  $46.5 million in net loans, and $61.5 million in deposits.

The total consideration paid to CCB’s shareholders was approximately $8.6 million, which was comprised of $3.7 million in cash and 252,271 shares of common stock valued at approximately $5.0 million based on the market value of the Company’s stock. The funds required to pay the cash portion of the consideration were obtained by the Company through the issuance of $10 million of trust-preferred securities in December 2001 (Western Sierra Statutory Trust II).  The accompanying unaudited consolidated financial statements include the accounts of CCB since April 1, 2002.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of the net assets acquired was $2.4 million, which was recorded as goodwill.  Assets acquired included a core deposit intangible of $1.9 million that will be amortized using the straight-line method over a period of ten years.  Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142.  Based upon an initial evaluation as of October 1, 2002, no impairment exists.  In Management’s opinion, the goodwill in this transaction arose from the synergies associated with the merger.

The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed as of the beginning of each of the periods being reported.  Pro forma net income for the three months ended March 31, 2002 includes a nonrecurring charge of approximately $425,000, on an after-tax basis, representing CCB’s merger-related expenses and the cost of retiring the outstanding stock options of CCB at March 31, 2002.  Dollars are in thousands except per share data.

Three Months Ended

	March 31, 2003	March 31, 2002
Revenue	$12,610	$11,202
Net income	$2,287	$1,883
Diluted earnings per share	$0.52	$0.46

6. Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the Statement for the interim periods are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133.  The Statement also clarifies when a derivative contains a financing component.   The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.   In management’s opinion, adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations

7.  Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  The Company’s only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale.  Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period.  The Company’s total comprehensive income was as follows:

	Three months ended March 31,
(In thousands)	2003	2002

Net income	$2,287	$1,816
Other comprehensive income (loss):
Holding gains (losses) arising during period, net of tax	266	(129)
Total comprehensive income	$2,553	$1,687

8.  Agreement and Plan of Reorganization and Merger

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION.

Private securities litigation reform act safe harbor statement

This quarterly report on Form 10-Q includes forward-looking information which is subject to the “safe harbor” created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company’s plans, beliefs and goals) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

1.               Competitive pressure in the banking industry and changes in the regulatory environment.

2.               Changes in the interest rate environment and volatility of rate sensitive deposits.

3.               Decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans.

4.               Credit quality deterioration that could cause an increase in the provision for loan losses.

5.               Asset/Liability matching risks and liquidity risks.

6.               Volatility and devaluation in the securities markets.

For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the heading “Forward-Looking Information”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to March 31, 2003. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2003 compared to the same periods in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

General

Western Sierra Bancorp (the “Company”) was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company’s common stock were issued to the shareholders of Western Sierra National Bank for the common shares held by Western Sierra National Bank’s shareholders.

In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. All of these mergers were accounted for as poolings of interests and, accordingly, all prior period financial information has been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was immediately merged into Western Sierra National Bank. In May of 2000, Roseville 1st National Bank was also merged into Western Sierra National Bank.

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation of $2.4 million in goodwill and $1.9 million in core deposit premium intangible assets. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.  In July of 2002, certain assets and liabilities of the Sentinel Community Banks branches were transferred from Western Sierra National Bank to Central California Bank.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado Circle, Cameron Park, 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay and 9050 Fairway Drive, Roseville, CA.   In March 2002, Western Sierra National Bank formed WSNB Investment Trust, a Real Estate Investment Trust (“REIT”), to potentially generate additional capital at Western Sierra National Bank and reduce the Company’s overall effective tax rate. Western Sierra National Bank does not have any other affiliates other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.  In April of 2003 a new branch facility was opened in Folsom, CA.

The Company entered into a 7,000 square foot lease agreement in May 2002 for Western Sierra Bank’s new 4,000 square foot branch facility in Folsom, California which opened in April, 2003.  The Company has an annual commitment of $258,000 per year for the first five years of the lease term and $297,000 per year for years six through ten.  The Company expects to enter a sublease agreement(s) for 3,000 feet of the space at approximately the Company’s cost in 2003, which will offset approximately 43% of the lease commitment.

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

Central California Bank was incorporated under the laws of the State of California on January 13, 1997, and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and became a  member of the Federal Reserve System in January 2003. Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus counties in the state of California from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its branches located at 400 E. Olive Ave, Turlock, CA, 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, CA, 18711 Tiffeni Drive, Twain Harte, CA, 22712 Main Street, Columbia, CA and loan production offices located at 3400 Tully Rd., #B, Modesto, CA, and 1111 Dunbar Road, Arnold, CA.  Central California Bank does not have any affiliates or subsidiaries.

In July 2001 and December 2001, respectively, two trusts, Western Sierra Statutory Trust I and Western Sierra Statutory Trust II, were established as wholly owned subsidiaries of the Company for the purpose of issuing and holding Trust Preferred

Securities.

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport, Antioch, Rocklin and the surrounding communities. The Company’s primary business is serving the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

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

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At March 31, 2003 there was a title company customer with $19.2 million or 5.2% of total deposits at Western Sierra National Bank. There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

Employees.  At March 31, 2003, the Company and its subsidiaries employed 238 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Financial Condition

The Company increased total assets from $677.8 million at December 31, 2002 to $723.2 million at March 31, 2003, an increase of $45.4 million or 7%. The two primary components of asset growth were Loans, which grew $28.9 million, and Cash and Equivalents, which increased $19.6 million.  Asset growth was primarily funded by growth in deposits of $47.7 million.

During the first three months of 2003, Non-interest bearing deposits decreased from $162.1 million at year-end 2002 to $150.4 million at March 31, 2003.  This was primarily caused by a reduction in title company deposits which management considers to be primarily caused by seasonal factors.  In order to offset the $11.7 million decrease in non-interest bearing deposits and to fund a $29.1 million increase in gross loans and leases, management embarked on an institutional and retail campaign to raise deposits primarily through growth in time deposits which increased $51.9 million in the first 90 days of 2003.  Management also believes that by fixing the cots of these deposits for a term, the Company has reduced its exposure to raising rates in 2003.

Results of Operations

The Central California Bank (“CCB”) acquisition effective April 1, 2002 was accounted for under purchase accounting.  Pursuant to purchase accounting rules, the operating results of the Company below include the effect of this acquisition for the three months ended March 31, 2003, but prior periods have not been restated to reflect CCB’s operating results during those periods. Please refer to the proforma-operating table in footnote 5 of the consolidated unaudited financial statements included in Item 1 of this report.

The Company reported net income of $2.29 million for the three months ended March 31, 2003 (or $0.55 per share, diluted) compared to $1.82 million  (or $0.47 per share, diluted) for the same period in 2002. The quarterly earnings represent an increase of $471,000 or a 26.0% increase in net income and a 16.2% increase in diluted earnings per share.

The primary factors contributing to the increase in operating results during the three months ended March 31, 2003 as compared to the same period in 2002 include:

1.         An increase in net interest income of $2.14 million or 35% over the first quarter of 2002.  The net increase is due to an increase of $182 million in average earning assets, which includes approximately $63 million in earning assets acquired in the CCB transaction, and proportionally more higher yielding loans as evidenced by an increase in the average loan to deposit ratio from 83% in the first quarter of 2002 to 88% in the first quarter of 2003.

2.         An increase in other income, primarily service fees on deposit accounts and gains on the sale and packaging of residential mortgage loans.  Other income increased $565,000 or 38% over the first quarter of the previous year. Approximately 40% of this increase related to an increase in service charges and fees with the remainder a result of an increase in the gain on sale and packaging of mortgage loans.

3.         The Company’s effective tax rate increased to 37.2% in the first quarter of 2003 as compared to 29.2% in the first quarter of 2002.  The primary reason for the increase is that management has opted not to account for the tax benefit of the Real Estate Investment Trust (“REIT”) thus far in 2003 because it is management’s assessment that certain tax-exempt income may be recharacterized as taxable in 2003 through action by the California Legislature.  Management will continuously monitor developments throughout the year and a determination could be made to recognize a tax benefit if it appears likely that the law will remain unchange.

The factors above were offset in part by:

1.         An increase in loss provisions of $125,000 for quarter ended March 31, 2003 as compared to the same periods in 2002. Additional provisions were recorded as a result of growth in loans outstanding.  The percentage of loan and lease loss reserves to gross loans and leases increased just .03% to 1.34% at March 31, 2003 as compared to 1.32% at March 31, 2002.

2.         Total other expenses increased $1.54 million or 32% as a result of the addition of Central California Bank’s operating costs, which were approximately $1.27 million in the first quarter of 2003, that were not included in the 2002 first quarter results as the acquisition, accounted for under purchase accounting, did not close until April 2002.

Return on Average Assets and Average Equity

For the first quarter of 2003, return on average equity (“ROE”) and return on average assets (“ROA”) were 16.84% and 1.34% respectively as compared to 17.37% and 1.44%  respectively in the first quarter of 2002.  The modest compression of REO relates primarily to the $4 million in goodwill generated in the Central California bank transaction and the resulting additional equity it generated.  ROA compressed modestly as average assets grew at a faster rate (35.6%)  than earnings, which grew 26.0%.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended March 31, 2003, interest income on a tax equivalent basis increased by $2.13 million to $10.8 million or 24.6% over the same period in 2002. Interest expense on deposit accounts and borrowings decreased $15,000 or 0.66% over the same three-month period ended March 31, 2002. Average earning assets yielded (on a fully tax equivalent basis) 6.80% versus 7.40% a year ago, further augmented by a decrease in the cost of funds where the average cost of funds decreased to 1.87% from 2.49% a year ago. Net interest income (on a tax equivalent basis) increased $2.14 million or 33.7% to $8.49 million. The net interest margin decreased 8 basis points to 5.36% from 5.44% for the same three-month period a year ago.

The following table presents, for the periods indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans.  Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 34 percent (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	March 31, 2003			March 31, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$559,085	$9,775	7.09%	$387,590	$7,467	7.81%
Tax exempt investment securities	30,858	545	7.16%	30,070	548	7.39%
Taxable investment securities	36,715	387	4.27%	42,481	559	5.34%
Federal funds sold	13,596	42	1.27%	12,797	53	1.68%
Interest bearing deposits in banks	1,656	14	3.42%	253	6	9.62%
Average earning assets	641,911	10,763	6.80%	473,191	8,633	7.40%
Other assets	59,772			44,093
Less ALLL	(7,377)			(5,230)
Average total assets	$694,306			$512,054
Interest bearing liabilities:
Savings Deposits	$185,174	$376	0.82%	$149,171	$377	1.02%
Time deposits	278,104	1,623	2.37%	201,787	1,662	3.34%
Other borrowings (1)	29,200	272	3.78%	20,779	248	4.84%
Average interest bearing liabilities	492,478	2,271	1.87%	371,737	2,287	2.50%
Non-interest bearing liabilities	140,825			94,995
Other liabilities	5,927			2,914
Shareholders equity	55,076			42,408
Average total liabilities and shareholders' equity	$694,306			$512,054
Net interest income and net interest margin		$8,492	5.36%		$6,346	5.44%

(1) For the purpose of this schedule the interest on the trust preferred securities is included in other borrowings.

The following table sets forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2003 over 2002
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$3,304	$(996)	$2,308
Investment securities, tax exempt	14	(18)	(3)
Investment securities	(76)	(96)	(172)
Federal funds sold	3	(14)	(11)
Interest bearing deposits	33	(25)	8
Net increase (decrease)	3,279	(1,149)	2,130
Increase (decrease) in interest expense:
Interest bearing accounts	91	(92)	(1)
Time deposits	629	(668)	(39)
Borrowings (1)	101	(77)	24
Net increase (decrease)	820	(836)	(16)
Total net increase (decrease)	$2,459	$(313)	$2,146

(1) For the purpose of this schedule the interest on the trust preferred securities is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, other service fees, and mortgage loan origination and processing fees.

For the three months ended March 31, 2003, total non-interest income increased $591,000 or 41% over the same period in 2002.

Service charge income rose $211,000 or 33% in the first quarter of 2003 versus the first quarter of 2002. Approximately $123,000 or 58% of the increase relates to CCB’s service charges in the first quarter of 2003, which were not included in the first quarter 2002 results.

In addition, income from mortgage loan origination and packaging fees increased $345,000 or 45% in the first quarter  of 2003 as compared to 2002. The increase was primarily a result of:  1) an increase in the number of refinances (due to a decrease in interest rates), 2) an increase in mortgages for home buyers as interest rates are at historic lows, 3) an increase in market share due to expansion of loan staff and marketing and 4) expansion of the mortgage product line.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. For the three months ended March 31, 2003, non-interest expense increased $1.54 million or 32% over the same period in 2002. Approximately $1.27 million or 82% of the increase relates to CCB’s non-interest expenses in the first quarter of 2003,  which were not included in the first quarter 2002 results.

Salaries and benefits increased $876,000 or 34% over the same three-month period last year. This increase was due primarily to the integration of the CCB employees into the Company’s operation, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs.

The following table sets forth a summary of non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2003		2002
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$3,416	0.53%	$2,540	0.54%
Occupancy & equipment	1,052	0.16%	565	0.12%
Other expenses	1,645	0.26%	1,550	0.33%
Amortization of core deposits and other intangibles	62	0.01%	14	0.00%
Total non-interest expense	$6,175	0.96%	$4,669	0.99%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	March 31,
	2003	2002
Tax provision	$1,352	$747
Effective tax rate	37.2%	29.1%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income. The Company decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust (“REIT”) in the first quarter of 2002.   The Company’s effective tax rate increased to 37.2% in the first quarter of 2003 as compared to 29.2% in the first quarter of 2002.  The increase in the effective tax rate is due primarily to management’s assessment that certain tax-exempt income may be recharacterized as taxable in 2003 through action by the California Legislature.  Management will continuously monitor developments throughout the year and a determination could be made to recognize a tax benefit if it appears likely that the law will remain unchanged.

Asset Quality

The Company concentrates its lending activities primarily within areas directly serviced by branches as previously discussed.

The Company manages its credit risk through diversification of its loan portfolio, the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay their loans is dependent upon the professional services and residential real estate development industry sectors. Generally, loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	March 31, 2003	% of Total	December 31, 2002	% of Total
Commercial	$84,981	14.96%	$88,084	16.35%
Commercial and residential real estate mortgage	335,924	59.15%	311,030	57.73%
Commercial and residential real estate construction	131,890	23.22%	124,726	23.15%
Agricultural	9,161	1.61%	8,540	1.59%
Lease financing	3,296	0.58%	3,325	0.62%
Installment and other	4,136	0.73%	4,630	0.86%
Deferred loan fees and costs, net	(1,435)	-0.25%	(1,551)	-0.29%
Total	567,952	100%	538,784	100%
Less allowance for loan and lease losses	(7,661)	-1.35%	(7,113)	-1.32%
Total net loans and leases	$560,291		$531,671

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2003	December 31, 2002

Nonaccrual loans	$579	$692
90 days past due and still accruing	251	0
Other real estate	485	489
Total non-performing assets	$1,315	$1,181
Non-performing assets as a% of total assets	0.18%	0.17%
Non-accrual loans as a% of gross loans	0.10%	0.13%
Ratio of allowance for loan and lease losses to non accrual loans	13.23	10.28

The Company’s non-accrual loans decreased from $0.69 million to $0.58 million in the first three months of 2003. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans increased from 10.28 to 13.23 during the first three months of 2003.  The Company carries other real estate (acquired through foreclosure) at what Management believes to be the current market value at March 31, 2003.

There was a single loan of $251,000 that was past 90 days delinquent which the company continued to accrue interest for at march 31, 2003.  The borrower brought this loan current in April 2003.

Allowance for Loan and Lease Losses (ALLL)

The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan and lease losses. When a loan or lease is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

Accordingly, the adequacy of the ALLL and the level of the related provision for possible loan and lease losses is determined based on management’s judgment after consideration of (i) economic conditions, (ii) borrowers’ financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by Management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x)  assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

The ALLL is a general reserve available against the total loan and lease portfolio. It is maintained without any inter-allocation to the categories of the loan portfolio, and the entire allowance is available to cover loan and lease losses. While Management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves are assigned to individual loans currently on the Company’s Problem Loan Reports. These are estimated potential losses associated with specific borrowers based upon collateral value and event(s) affecting the risk rating. Thirdly, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including an unallocated reserve for model imprecision.

Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Beginning balance for allowance for loan and lease losses	$7,113	$5,097
Provision for loan and lease losses	525	400
Charge offs:
Commercial	—	14
Real estate	—	—
Agricultural	—	256
Other	—	6
Total charge offs	—	276
Recoveries:
Commercial	7	5
Real estate	—	—
Agricultural	14	—
Other	2	3
Total recoveries	23	8
Net (charge offs) recoveries	23	(268)
Ending balance	$7,661	$5,229
ALLL to total loans	1.35%	1.32%
Annualized net (charge offs) recoveries to average loans	0.02%	-0.28%

Investment Portfolio

Total investment securities decreased $3.15 million in the first three months of 2003 or 4.6%. The decrease was primarily due to the prepayment of mortgage-backed securities as a result of the decrease in rates.

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at March 31, 2003 was 12.0% and was 10.5% at December 31, 2002.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

Capital Adequacy

Overall capital adequacy is monitored on a day-to-day basis by the Company’s Management and reported to the Company’s Board of Directors on a monthly basis. The Company’s and subsidiary banks’ regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum risk-based and leverage ratio guidelines. Under the risk-based capital standards, assets reported on the Company’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALLL).

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.  Trust Preferred Securities in the amount of  $16.0 million are included in the Company’s Tier 1 capital, as allowed by Federal Reserve regulations, in the consolidated totals below.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	March 31, 2003				December 31, 2002
	Central	Lake	Western	Company	Central	Lake	Western	Company

Total risk-based capital to risk-weighted assets	10.7%	11.0%	10.7%	12.4%	11.4%	10.4%	10.7%	12.7%

Tier 1 capital to risk-weighted assets	9.5%	9.7%	9.5%	11.1%	10.2%	9.2%	9.5%	11.4%

Tier 1 capital to average assets (leverage ratio)	7.3%	8.8%	8.1%	9.4%	7.0%	8.5%	8.3%	9.6%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level. As a result, all significant interest rate risk Management procedures are performed at the banking subsidiary level. The subsidiary banks’ real estate loan portfolios, concentrated primarily within Northern California, are subject to risks associated with their local economies.

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

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

The following table sets forth, as of  March 31, 2003, the distribution of re-pricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

(Dollars In Thousands)	Within 3 Months	After 3 Months But Within One One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$32,920	$—	$—	$—	$32,920
Investment securities and other	6,159	11,019	13,882	36,236	67,296
Loans	184,752	88,993	138,340	161,647	573,732
Total earning assets	223,831	100,012	152,222	197,883	673,948

Interest-bearing liabilities:
Savings	27,735	13,867	—	—	41,602
Interest-bearing transaction accounts	122,471	23,089	—	—	145,560
Time deposits	80,649	179,311	39,611	2	299,573
Trust Preferred Securities	16,000	—	—	—	16,000
Other borrowings	—	5,000	2,500	—	7,500
Total interest-bearing liabilities	246,854	221,267	42,111	2	510,235
Interest rate sensitivity gap	(23,023)	(121,255)	110,111	197,881	163,713
Cumulative interest rate sensitivity gap	$(23,023)	$(144,278)	$(34,167)	$163,713	$—
Interest rate sensitivity gap to total assets	-3.42%	-17.99%	16.34%	29.36%	24.29%
Cumulative interest rate sensitivity gap to total earning assets	-3.18%	-19.95%	-4.72%	22.64%
Ratio of rate sensitive assets to rate sensitive liabilities	0.91	0.45	3.61	N/A	1.32
Cumulative ratio	0.91	0.69	0.93	1.32	1.32

The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or “gap”, represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve while in a declining rate environment, net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to one-year period, and turns asset sensitive in the longer term. This can be and is influenced by the fact that the majority of interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at Management’s option, thus assisting in the further management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend the Company has experienced. Management believes that longer term municipal bonds, fixed rate loans, and loans at contractual floors have benefited the Company’s interest margin over the last three years. Because these assets’ yields will not immediately rise in an increasing rate cycle there may be some net interest margin compression in a rising rate environment as the related assets will reprice at a slower pace as a result of their fixed rate terms or, in the near term, the effect of the interest rate floors.  Management is taking steps to lengthen the maturities of its liabilities by taking out FHLB advances and longer-term time deposits to hedge the impact of increasing interest rates.

Management will be deploying a new interest rate sensitivity measurement tool in 2003 that will better measure the Company’s exposure to future changes in interest rates.  While a significant change to interest rates , such as a  200 basis point rate shock, may negatively affect the Company’s net interest margin in the near tem, Management believes that the Company can mange the effect of such changes to net income through balance sheet growth and deploying additional defensive strategies.

ITEM 4.    Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. Other Information

Item #1. Legal proceedings

The Company and its subsidiaries are involved in various routine legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item #2. Changes in securities and use of proceeds

N/A

Item #3. Defaults upon Senior Securities

N/A

ITEM #4. Submission of Matters to a Vote of Security Holders

N/A

Item #5. Other Information

N/A

Item #6A. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.1 and are incorporated herein by this reference.

3.2	Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.2 and are incorporated herein by this reference.

3.3	Amendments to Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-76678, as Exhibit 3.2 and are incorporated herein by this reference.

10.1

Severance Compensation Agreement dated December 4, 1997 between Mr. Kirk Dowdell and Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4, file #333-33256, as Exhibit 10.1 and is incorporated herein by this reference.

10.2

Stock Option Agreement dated September 22, 1997 between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-33256, as Exhibit 10.2 and is incorporated herein by this reference.

10.3

Stock Option Agreement dated May 19, 1999 between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-33256, as Exhibit 10.3 and is incorporated herein by this reference.

10.4

Stock Option Agreement dated May 19, 1999 between Mr. Gary D. Gall and Western is contained in the Registrant’s Registration Statement on Form S-4 file, # 333-33256, as Exhibit 10.3 and is incorporated herein by this reference.

10.5	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank.

10.6

Stock Option Agreement dated April 11, 1995 between Mr. Gary D. Gall and Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.5 and is incorporated herein by this reference.

10.7

Stock Option Agreement dated November 14, 1996 between Mr. Gary D. Gall and Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.6 and is incorporated herein by this reference.

10.8

Stock Option Agreement dated May 20, 1997 between Mr. Gary D. Gall and Western is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.7 and is incorporated herein by this reference.

10.9

Western Sierra Bancorp 1999 Stock Option Plan and form of stock option agreements are contained in the Registrant’s Registration Statement on Form S-8, file #333-86653, as Exhibit 99.3 and are incorporated herein by this reference.

10.10

Western Sierra National Bank 1989 Stock Option Plan, form of incentive stock option and form of nonqualified stock option agreements are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.10 and are incorporated herein by this reference.

10.11

Western Sierra Bancorp 1997 Stock Option Plan, form of incentive stock option and form of nonqualified stock option agreements are contained in the Registrant's Registration Statement on Form S-4 ,file #333-66675, as Exhibit 10.11 and are incorporated herein by this reference.

10.12

Indemnification Agreement between Mr. Gary D. Gall and Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.13 and is incorporated herein by this reference.

10.13

Indemnification Agreement between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file #333-86653, as Exhibit 10.14 and is incorporated herein by this reference.

10.14

Form of Indemnification Agreement for the directors of Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form  S-4 file, #333-66675, as Exhibit 10.15 and is incorporated herein by this reference.

10.15	Placerville Branch lease is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.1 and is incorporated herein by this reference.

10.16	Executive Salary Continuation Agreement dated February 1, 2002, between Mr. Kirk N. Dowdell.

10.17

Severance Benefits Agreement dated December 4, 1997 between Mr. Gary D. Gall and Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.2 and is incorporated herein by this reference.

10.18

Western Sierra National Bank Incentive Compensation Plan for Senior Management is contained in the Registrant’s Registration Statement on Form S-4, file # 333-66675, as Exhibit 10.12 and is incorporated herein by this reference.

10.19

Stock Option Agreement dated April 11, 2000 between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-76678, as Exhibit 10.19 and is incorporated herein by this reference.

10.20

Stock Option Agreement dated April 11, 2000 between Mr. Gary D. Gall and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-76678, as Exhibit 10.20 and is incorporated herein by this reference.

10.21

Stock Option Agreement dated April 10, 2001 between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-76678, as Exhibit 10.21 and is incorporated herein by this reference.

10.22

Stock Option Agreement dated April 10, 2001 between Mr. Gary D. Gall and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-76678, as Exhibit 10.22 and is incorporated herein by this reference.

10.23

Stock Option Agreement dated December 11, 2001 between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file # 333-76678, as Exhibit 10.23 and is incorporated herein by this reference.

10.24	Folsom Western Sierra National Bank branch lease and lease amendment.

10.25

Agreement and Plan of Reorganization by and between the Western and Central Sierra Bank dated as of March 12, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-104817 and is incorporated herein by this reference.

10.26	Wells Fargo Note Contract dated April 10, 2003.

10.27	Stock Option Agreement dated December 11, 2001 between Mr. Phillip Wood and Western Sierra Bancorp.

10.28	Stock Option Agreement dated December 11, 2001 between Mr. Doug Nordell and Western Sierra Bancorp.

10.29	Stock Option Agreement dated April 25, 2002 between Mr. Doug Nordell and Western Sierra Bancorp.

10.30	Stock Option Agreement dated April 25, 2002 between Mr. Fred Rowden and Western Sierra Bancorp.

10.31	Stock Option Agreement dated April 25, 2002 between Mr. Kirk Dowdell and Western Sierra Bancorp.

10.32	Stock Option Agreement dated June 27, 2002 between Mr. Gary Gall and Western Sierra Bancorp.

10.33	Stock Option Agreement dated June 27, 2002 between Mr. Anthony Gould and Western Sierra Bancorp.

10.34	Stock Option Agreement dated March 30, 2003 between Mr. Phillip Wood and Western Sierra Bancorp.

10.35	Stock Option Agreement dated March 30, 2003 between Mr. Gary Gall and Western Sierra Bancorp.

10.36	Stock Option Agreement dated March 30, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp.

10.37	Stock Option Agreement dated March 30, 2003 between Mr. Anthony Gould and Western Sierra Bancorp.

10.38	Stock Option Agreement dated March 30, 2003 between Mr. Doug Nordell and Western Sierra Bancorp.

10.39	Stock Option Agreement dated March 30, 2003 between Mr. Fred Rowden and Western Sierra Bancorp.

10.40	Stock Option Agreement dated January 1, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp.

10.41	Stock Option Agreement dated January 1, 2002 between Mrs. Barbara Cook and Western Sierra Bancorp.

10.42	Stock Option Agreement dated January 1, 2002 between Mr. William Fisher and Western Sierra Bancorp.

10.43	Stock Option Agreement dated January 1, 2002 between Mr. Howard Jahn and Western Sierra Bancorp.

10.44	Stock Option Agreement dated January 1, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp.

10.45	Stock Option Agreement dated January 1, 2002 between Mr. Thomas Manz and Western Sierra Bancorp.

10.46	Stock Option Agreement dated January 1, 2002 between Mr. Harold Prescott and Western Sierra Bancorp.

10.47	Stock Option Agreement dated January 1, 2002 between Mr. Lary Davis and Western Sierra Bancorp.

10.48	Stock Option Agreement dated December 31, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp.

10.49	Stock Option Agreement dated December 31, 2002 between Mr. Barbara Cook and Western Sierra Bancorp.

10.50	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp.

10.51	Stock Option Agreement dated December 31, 2002 between Mr. Howard Jahn and Western Sierra Bancorp.

10.52	Stock Option Agreement dated December 31, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp.

10.53	Stock Option Agreement dated December 31, 2002 between Mr. Thomas Manz and Western Sierra Bancorp.

10.54	Stock Option Agreement dated December 31, 2002 between Mr. Harold Prescott and Western Sierra Bancorp.

10.55	Stock Option Agreement dated December 31, 2002 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp.

10.56	Stock Option Agreement dated December 31, 2002 between Mr. Lary Davis and Western Sierra Bancorp.

10.57	Stock Option Agreement dated December 31, 2002 between Mr. William Eames and Western Sierra Bancorp.

10.58	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank.

10.59	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank.

10.60	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank.

11.1	Statement re: Computation of earnings per share is included in Note 3 to the financial statements.

99.1	Section 906 Certification by Anthony J. Gould.

99.2	Section 906 Certification by Gary D. Gall.

Item #6B. Reports on Form 8-K

March 20, 2003: Agreement for the acquisition of Central Sierra Bank

April 25, 2003: Press Release results for the 1st quarter of 2003

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP
(Registrant)

Date: May 12, 2003

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President Chief Financial and Accounting Officer

Section 302 Certifications for the Signatures

I, Anthony J. Gould Executive Vice President, Chief Financial and Chief Accounting Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Western Sierra Bancorp (the “Registrant”);

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ Anthony J. Gould
Chief Financial and Accounting Officer

I, Gary D. Gall, President, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Western Sierra Bancorp (the “Registrant”);

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

4. The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ Gary D. Gall
President and Chief Executive Officer

End of Filing