Form 10-Q
period 2003-06-30
WESTERN SIERRA BANCORP
filed 2003-08-14
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

As of August 7, 2003 there were approximately 4,600,760 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries
Unaudited Consolidated Balance Sheet
(dollars in thousands, except number of shares)

	June 30, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$33,724	$29,064
Federal funds sold	23,520	7,900
Cash and cash equivalents	57,244	36,964

Interest-bearing deposits	1,090	1,784
Loans held for sale	5,134	4,926
Investment securities:
Trading	21	18
Available for sale (amortized cost $59,322 in 2003 and $60,018 in 2002)	61,124	61,038
Held to maturity (market value of $5,851 in 2003 and $8,203 in 2002)	5,597	8,001
Total investments	66,742	69,057
Portfolio loans and leases:
Real estate mortgage	334,639	311,030
Real estate construction	146,483	124,726
Commercial	86,826	88,084
Agricultural	13,565	8,540
Installment	4,264	4,630
Lease financing	2,238	3,325
Total gross loans and leases	588,015	540,335
Deferred loan and lease fees, net	(1,757)	(1,551)
Allowance for loan and lease losses	(8,165)	(7,113)
Net portfolio loans and leases	578,093	531,671

Premises and equipment, net	15,777	16,034
Other real estate	—	489
Goodwill and other intangible assets	5,028	4,364
Other assets	19,535	12,499
Total Assets	$748,643	$677,788

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$163,203	$162,108
Interest bearing deposits:
NOW, money market and savings	194,612	179,624
Time, over $100,000	153,549	124,020
Other time	143,039	123,620
Total deposits	654,403	589,373

Borrowed funds	14,000	14,500
Mandatorily redeemable cumulative trust preferred securities	16,000	16,000
Other liabilities	4,821	3,576
Total liabilities	689,224	623,449

Shareholders’ equity:
Preferred stock- no par value; 10,000,000 shares authorized; none issued	—	—
Common stock- no par value; 10,000,000 shares authorized; 4,197,042 shares issued in 2003 and 4,184,188 shares in 2002	31,102	30,958
Retained earnings	27,462	22,712
Unearned ESOP shares	(325)	—
Accumulated other comprehensive income	1,180	669
Total shareholders’ equity	59,419	54,339
Total liabilities and shareholders’ equity	$748,643	$677,788

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
(Unaudited)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest income:
Interest and fees on loans	$10,046	$8,679	$19,798	$16,124
Interest on investment securities:
Taxable	378	585	779	1,153
Exempt from federal taxes	368	363	728	725
Interest on Fed funds sold	128	93	170	146

Total interest income	10,921	9,720	21,475	18,148

Interest expense:
Interest on deposits	2,047	2,148	4,046	4,187
Interest on borrowed funds	282	331	553	593

Total interest expense	2,328	2,479	4,599	4,779

Net interest income	8,592	7,241	16,876	13,368

Provision for loan and lease losses	530	525	1,055	925

Net interest income after provision for loan and lease losses	8,062	6,716	15,821	12,443

Non-interest income:
Service charges and fees	875	706	1,712	1,326
Net gain on sale and packaging of residential mortgage and
government-guaranteed commercial loans	1,231	854	2,335	1,613
Gain (loss) on sale of investment securities	—	(4)	—	(5)
Other income	154	130	268	242

Total non-interest income	2,259	1,686	4,314	3,176

Other expenses:
Salaries and benefits	3,434	2,969	6,851	5,510
Occupancy and equipment	1,154	848	2,206	1,551
Other expenses	1,789	1,813	3,434	3,212
Amortization of core deposits and other intangibles	62	62	123	76

Total other expenses	6,438	5,692	12,613	10,348

Income before income tax	3,883	2,710	7,522	5,271

Income taxes	1,421	751	2,772	1,497

Net income	$2,462	$1,959	$4,750	$3,774

Basic earnings per share	$0.59	$0.47	$1.13	$0.93
Fully diluted earnings per share	$0.56	$0.45	$1.08	$0.90

See notes to consolidated financial statements.

Western Sierra Bancorp and Subsidiaries
Unaudited Consolidated Statement of Cash Flows
(dollars in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$4,750	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,055	925
Depreciation and amortization	1,099	576
Deferred loan and lease origination fees, net	206	223
Amortization of investment security premiums, net of accretion	219	—
Loss on sale of available-for-sale investment securities	—	(5)
Increase in trading securities	(3)	(3)
Loss on sale of premises and equipment	—	48
Gain on sale of other real estate	3	—
Increase in cash surrender value of life insurance policies	(129)	—
Compensation cost associated with the Bank’s ESOP	—	50
(Increase) decrease in loans held for sale	(208)	2,563
Increase in other assets	(965)	(2,431)
Increase in other liabilities	920	924
Net cash provided by operating activities	6,947	6,644

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	—	1,200
Proceeds from called held-to-maturity investment securities	1,500	93
Proceeds from matured available-for-sale investment securities	500	1,485
Proceeds from matured held-to-maturity investment securities	500	500
Purchases of available-for-sale investment securities	(5,247)	(1,636)
Purchases of held-to-maturity investment securities	—	(436)
Principal repayments received from available-for-sale mortgage-backed securities	5,255	4,185
Principal repayments received from held-to-maturity mortgage-backed securities	371	908
Net decrease in interest-bearing deposits in banks	694	495
Proceeds from sale of OREO	137	—
Net increase in loans and leases	(47,334)	(42,968)
Proceeds from the sale of premises and equipment	—	50
Purchases of premises and equipment	(719)	(2,634)
Purchase of life insurance policies at cash value	(7,000)	—
Net cash used in investing activities	(51,342)	(38,758)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$16,083	40,961
Net increase in time deposits	48,948	17,348
Net (decrease) increase in short-term borrowings	(500)	9,650
Borrowing (repayment) of ESOP loan	325	(50)
Purchase of unearned ESOP shares	(325)	—
Redemption of fractional shares	—	(30)
Acquisition of Central California Bank, net of cash acquired	—	9,234
Proceeds from the exercise of stock options	144	186
Net cash provided by financing activities	64,675	77,299
Increase in cash and cash equivalents	20,280	45,185
Cash and cash equivalents at beginning of year	36,964	23,038
Cash and cash equivalents at end of period	$57,244	$68,223

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$782	$701

Supplemental schedules related to acquisition:
Acquisition of Central California Bank (CCB) (Note 5):
Deposits assumed		$61,469
Other liabilities		385
Interest-bearing deposits in banks		(2,675)
Held-to-maturity investment securities		(3,032)
Loans, net		(46,489)
Premises and equipment		(280)
Other assets		(895)
Intangibles acquired		(4,247)
Stock issued		4,998

Cash acquired, net of cash paid to CCB shareholders		$9,234

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB), Western Sierra Statutory Trust I and Western Sierra Statutory Trust II. All significant inter-company balances and transactions have been eliminated. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain amounts in the consolidated financial statements for the year ended December 31, 2002 and the three and six month periods ended June 30, 2002 may have been reclassified to conform to the presentation of the consolidated financial statements in 2003.

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

2.  Stock-based Compensation

At June 30, 2003, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended,
	June 30, 2003	June 30, 2002

Net earnings as reported	$2,462	$1,959
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(208)	(180)

Pro forma net income	$2,254	$1,779

Basic earnings per share - as reported	$0.59	$0.47
Basic earnings per share - pro forma	$0.54	$0.43

Diluted earnings per share - as reported	$0.56	$0.45
Diluted earnings per share - pro forma	$0.52	$0.42

	Six Months Ended,
	June 30, 2003	June 30, 2002

Net earnings as reported	$4,750	$3,775
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(469)	(316)

Pro forma net income	$4,281	$3,458

Basic earnings per share - as reported	$1.13	$0.93
Basic earnings per share - pro forma	$1.02	$0.86

Diluted earnings per share - as reported	$1.08	$0.90
Diluted earnings per share - pro forma	$0.99	$0.85

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Basic EPS Computation:
Numerator—net income	$2,462	$1,959	$4,750	$3,774
Denominator—weighted average number of shares outstanding	4,194,540	4,170,350	4,192,519	4,038,265
Basic earnings per share	$0.59	$0.47	$1.13	$0.93

Diluted EPS Computation:
Numerator—net income	$2,462	$1,959	$4,750	$3,774
Denominator—weighted average number of shares outstanding	4,194,540	4,170,350	4,192,519	4,038,265
Effect of dilutive stock options	206,518	162,625	199,084	157,705
	4,401,058	4,332,975	4,391,603	4,195,970
Diluted earnings per share	$0.56	$0.45	$1.08	$0.90

4. Stock Repurchase Plan

On May 29, 2002, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company’s common stock. The Company has purchased 5,000 shares at an average price of approximately $21.00 under the plan through June 30, 2003.

On October 23, 2001, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 165,000 shares) of the Company’s common stock effective November 20, 2001 through May 31, 2002. The Company did not repurchase any shares under this plan.

5.  Acquisition of Central California Bank

On April 1, 2002, pursuant to the Agreement and Plan of Reorganization dated November 15, 2001, Central California Bank (“CCB”) was acquired by the Company through a merger and tax-free reorganization whereby CCB became a wholly-owned subsidiary of the Company.  As of the date of acquistion, CCB had $67.7 million in total assets,  $46.7 million in net loans, and $62.9 million in deposits.

The excess of the purchase price over the estimated fair value of the net assets acquired was $2.4 million, which was recorded as goodwill. Based upon an initial evaluation as of October 1, 2002, no impairment exists. Assets acquired also included a core deposit intangible of $1.9 million that is being amortized using the straight-line method over a period of ten years.  The accompanying unaudited consolidated financial statements include the accounts of CCB since April 1, 2002

6. Recent Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that posses certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN 46 applies immediately to variable interest entities in which an enterprise obtains an interest after January 31, 2003.  FIN 46 also applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 15, 2003.

The Company adopted FIN 46 on July 1, 2003.  In its current form, FIN 46 may require the Company to de-consolidate its investment in Western Sierra Statutory Trusts I and II (the “Trusts”) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trusts, appears to be an unintended consequence of FIN 46.  It is currently unknown if, or when, the FASB will address this issue.  In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. If the current regulatory capital treatment for trust preferred securities is not grandfathered, the Company’s regulatory capital ratios would be negatively impacted and the Company may be required to obtain additional capital.  This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has previously accounted for its mandatorily redeemable cumulative trust preferred securities in a manner consistent with the Statement and, in management’s opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002

Net income	$2,462	$1,959	$4,750	$3,774
Other comprehensive income:
Holding gains arising during period, net of tax	245	589	511	461
Re-classification adjustment, net of tax	—	(2)	—	(3)
Total other comprehensive income	245	587	511	458
Total comprehensive income	$2,707	$2,546	$5,261	$4,232

8.  Subsequent Events

Acquisition

On July 11, 2003, pursuant to the Agreement and Plan of Reorganization dated March 12, 2003, Central Sierra Bank (“Central Sierra”) was acquired by Western Sierra Bancorp (“WSBA”) through a merger and will operate as a DBA of Central California Bank.

As of July 11, 2003, Central Sierra had total assets of $148.1 million, comprised of  $12.8 million in cash and due from banks, $49.4 million in federal funds sold, interest-bearing deposits at other banks and investment securities, $82.7 million in net loans, and $3.2 million in other assets. Total liabilities at December 31, 2002 amounted to $72.0 million, including $71.5 million in deposits.

The total consideration to be paid to Central Sierra shareholders amounts to approximately $23.5 million, which will be comprised of approximately $10,700,000 in cash and 404,250 shares (as adjusted for the 5% stock dividend declared July 14, 2003) of WSBA’s Common Stock valued at approximately $12,800,000. The funds required to pay the cash portion of the consideration were obtained by WSBA through cash on hand and an advance of $3.3 million against an existing $7 million line of credit through Wells Fargo Bank.

Stock Dividend

In addition, on July 16, 2003 the Company announced a 5% stock dividend. The dividend is payable on August 08, 2003, to shareholders of record on July 21, 2003.  All outstanding shares and earnings per share data throughout this 10-Q report reflect the impact of this dividend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Private securities litigation reform act safe harbor statement

This quarterly report on Form 10-Q includes forward-looking information, which is subject to the “safe harbor” created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company’s plans, beliefs and goals) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to June 30, 2003. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended June 30, 2003 compared to the same periods in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation  resulting in intangible assets totaling $2.4 million in goodwill and $1.9 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.  In July of 2002, certain assets and liabilities of the Sentinel Community Bank branches were transferred from Western Sierra National Bank to Central California Bank.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado Circle, Cameron Park, 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay, 9050 Fairway Drive, Roseville, and 2779 East Bidwell, Folsom, CA.  In March 2002, Western Sierra National Bank formed WSNB Investment Trust, a Real Estate Investment Trust (“REIT”), to potentially generate additional capital at Western Sierra National Bank and reduce the Company’s overall effective tax rate. Western Sierra National Bank does not have any other affiliates other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and became a member of the Federal Reserve System in June 2003. Lake Community Bank engages in the general commercial banking business in Lake County in the State of California from its headquarters banking office located at 805 Eleventh Street, Lakeport, California, and its branch located at 4280 Main Street, Kelseyville, California. Lake Community Bank does not have any affiliates or subsidiaries.

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

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Folsom, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Lakeport, Antioch, Rocklin and the surrounding communities. The Company’s primary business is serving the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

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

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At June 30, 2003 there was a title company customer with $21.7 million or 5.6% of total deposits at Western Sierra National Bank. There was another title company customer with $7.9 million or 7.4% of total deposits at Lake Community Bank. There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

Employees.  At June 30, 2003, the Company and its subsidiaries employed 250 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Financial Condition

The Company increased total assets from $677.8 million at December 31, 2002 to $748.6 million at June 30, 2003, an increase of $70.8 million or 10.4%. The two primary components of asset growth were loans, which grew $46.4 million, and cash and equivalents, which increased $20.2 million.  Asset growth was primarily funded by growth in deposits of $65 million.

During the first six months of 2003, non-interest bearing deposits were relatively flat with $1.1 million in growth to $163.2 million at June 30, 2003.  Included in non-interest deposits are local title company deposits, which have increased $2.9 million from $45.2 million at December 31, 2002 to $48.1 million at June 30, 2003.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first six months of 2003, the Company incurred approximately $84,000 in service fees on title company deposits or approximately 0.25% of the average title company deposits outstanding.

Results of Operations

All per share results below reflect the impact of a 5% stock dividend to be paid to shareholders of record as of July 21, 2003 and payable on August 8, 2003.

The Central California Bank (“CCB”) acquisition effective April 1, 2002 was accounted for under purchase accounting.  Pursuant to purchase accounting rules, the operating results of the Company for the period ended June 30, 2002 do not include the operational results of CCB for the quarter ended March 31, 2002.

The Company reported net income of $2.46 million for the three months ended June 30, 2003 (or $0.56 per share, diluted) compared to $1.96 million  (or $0.45 per share, diluted) for the same period in 2002. The quarterly earnings represent an increase of $503,000 or a 26.0% increase in net income and a 24% increase in diluted earnings per share.

The Company reported net income of $4.75 million for the six months ended June 30, 2003 (or $1.08 per share, diluted) compared to $3.77 million  (or $0.90 per share, diluted) for the same period in 2002. The six-month earnings represent an increase of $976,000 or a 26.0% increase in net income and a 20% increase in diluted earnings per share.

The primary factors contributing to the increase in operating results during the three and six-month periods ended June 30, 2003 as compared to the same periods in 2002 include:

1.               An increase in net interest income of $1.35 million or 19% in the second quarter over the same period in 2002 and $3.5 million or 26% in the first six months of 2003 as compared to 2002.  The net increase in both periods is due to an overall increase in average earning assets (year-to-date increased partially due to the acquisition of $63 million from the CCB transaction completed in April 2002).  In addition, average earning assets were composed of proportionally more higher yielding loans as evidenced by an increase in the average loan to deposit ratio from 87% and  89% in the second quarter and six-month period of 2002 to 90% and 91% in the second quarter and six-month period of 2003.

2.               An increase in non-interest income, primarily service fees on deposit accounts and gains on the sale and packaging of residential mortgage loans.  Non-interest income increased $573,000 or 34% and $1,138,000 or 36% over the second quarter and year-to-date totals in the previous year. Approximately 66% of the second quarter increase and 64% of the year-to-date increase is the result of an increase in gain on sale and packaging of mortgage loans with the remainder related to an increase in service charges and fees.

The above factors were offset in part by:

1.               An increase in loan and lease loss provisions of $130,000 for the six-month period ended June 30, 2003 as compared to the same period in 2002. Additional provisions were recorded as a result of growth in loans outstanding.  The percentage of loan and lease loss reserves to gross loans and leases increased .07% to 1.39% at June 30, 2003 as compared to 1.32% at June 30, 2002 and 1.32% at December 31, 2002.

2.               Total other expenses increased $746,000 or 13% and $2,265,000 or 22% over the second quarter and year-to-date totals in the previous year.  Year-to-date totals increased significantly as a result of the addition of Central California Bank’s operating costs, which were approximately $1.27 million in the first quarter of 2003, that were not included in the 2002 first quarter results as the acquisition, accounted for under purchase accounting, did not close until April 2002.

3.               The Company’s effective tax rate increased to 36.6% and 36.9% in the second quarter and six-month period of 2003 as compared to 27.7% and 28.4% in the second quarter six-month period of 2002.  The primary reason for the increase is that management has opted not to account for the tax benefit of the Real Estate Investment Trust (“REIT”) thus far in 2003 because it is management’s assessment that certain tax-exempt income may be recharacterized as taxable in 2003 through action by the California Legislature.  Management will continuously monitor developments throughout the year and a determination could be made to recognize a tax benefit if it appears likely that the law will remain unchanged.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.35% and 1.34% for the second quarter and six-month period of 2003 as compared to 1.30% and 1.39% for the second quarter and six-month period of 2002.  Return on equity (“ROE”) was 17.09% and 16.97% for the second quarter and six-month period of 2003 as compared to 17.23% and 17.67% for the second quarter and six-month period of 2002.  The six-month period ROA compressed modestly as average assets grew at a faster rate than earnings. The modest compression of ROE relates primarily to the $4 million in goodwill generated in the Central California bank transaction and the resulting additional equity it generated.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended June 30, 2003, interest income on a tax equivalent basis increased by $1.2 million to $11.1 million or 12.0% over the same period in 2002. Interest expense on deposit accounts and borrowings decreased $151,000 or 6.1% over the same three-month period ended June 30, 2002. Average earning assets yielded (on a fully tax equivalent basis) 6.55% versus 7.22% a year ago, further augmented by a decrease in the cost of funds where the average cost of funds decreased to 1.79% from 2.29% a year ago. Net interest income (on a tax equivalent basis) increased $1.3 million or 18.0% to $8.8 million.

The net interest margin decreased 24 basis points to 5.18% from 5.42% for the same three-month period a year ago.

For the six months ended June 30, 2003, interest income on a tax equivalent basis increased by $3.3 million to $21.9 million or 17.9% over the same period in 2002. Interest expense on deposit accounts and borrowings decreased $181,000 or 3.8% over the same six-month period ended June 30, 2002. Average earning assets yielded (on a fully tax equivalent basis) 6.67% versus 7.31% a year ago, further augmented by a decrease in the cost of funds where the average cost of funds decreased to 1.83% from 2.37% a year ago. Net interest income (on a tax equivalent basis) increased $3.5 million or 25.4% to $17.3 million. The net interest margin decreased 15 basis points to 5.27% from 5.42% for the same six-month period a year ago.

The following tables present, for the periods indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans.  Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 34 percent (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$572,440	$10,061	7.05%	$454,455	$8,703	7.68%
Tax exempt investment securities	30,969	558	7.22%	30,759	550	7.17%
Taxable investment securities	32,854	370	4.52%	42,729	565	5.30%
Federal funds sold	43,439	128	1.18%	22,010	93	1.69%
Interest bearing deposits in banks	1,280	8	2.41%	1,657	20	4.84%
Average earning assets	680,982	11,125	6.55%	551,610	9,931	7.22%
Other assets	60,441			57,008
Less ALLL	(7,905)			(5,230)
Average total assets	$733,518			$603,388
Interest bearing liabilities:
Savings Deposits	$192,936	$399	0.83%	$173,396	$443	1.02%
Time deposits	299,093	1,648	2.21%	233,263	1,705	2.93%
Other borrowings (1)	29,633	282	3.82%	26,663	331	4.98%
Average interest bearing liabilities	521,662	2,328	1.79%	433,322	2,479	2.29%
Non-interest bearing deposits	147,767			120,041
Other liabilities	6,345			4,420
Shareholders’ equity	57,744			45,605
Average total liabilities and shareholders’ equity	$733,518			$603,388
Net interest income and net interest margin		$8,796	5.18%		$7,452	5.42%

(1)          For the purpose of this schedule the average balance and interest on the trust preferred securities is included in other borrowings

	Six Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$565,799	$19,835	7.07%	$421,058	$16,172	7.75%
Tax exempt investment securities	30,914	1,103	7.20%	30,827	1,098	7.19%
Taxable investment securities	34,358	758	4.45%	41,678	1,114	5.39%
Federal funds sold	29,016	170	1.18%	17,407	146	1.69%
Interest bearing deposits in banks	1,467	21	2.93%	1,624	39	4.84%
Average earning assets	661,555	21,887	6.67%	512,594	18,569	7.31%
Other assets	60,108			42,392
Less ALLL	(7,642)			(5,642)
Average total assets	$714,020			$549,344
Interest bearing liabilities:
Savings Deposits	$189,077	$775	0.83%	$165,592	$820	1.00%
Time deposits	288,656	3,271	2.28%	217,526	3,367	3.12%
Other borrowings (1)	29,427	554	3.80%	23,738	593	5.04%
Average interest bearing liabilities	507,160	4,599	1.83%	406,855	4,780	2.37%
Non-interest bearing deposits	144,316			91,323
Other liabilities	6,127			8,091
Shareholders’ equity	56,417			43,075
Average total liabilities and shareholders’ equity	$714,020			$549,344
Net interest income and net interest margin		$17,288	5.27%		$13,789	5.42%

(1)          For the purpose of this schedule the average balance and interest on the trust preferred securities is included in other borrowings.

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to rate changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2003 over 2002
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$2,259	$(901)	$1,358
Investment securities, tax exempt	4	4	8
Investment securities	(131)	(64)	(195)
Federal funds sold	91	(56)	35
Interest bearing deposits	(5)	(8)	(12)
Net increase (decrease)	2,219	(1,025)	1,194
Increase (decrease) in interest expense:
Interest bearing accounts	50	(94)	(44)
Time deposits	481	(539)	(58)
Other borrowings (1)	38	(86)	(48)
Net increase (decrease)	569	(719)	(150)
Total net increase (decrease)	$1,650	$(306)	$1,344

(1)          For the purpose of this schedule the change in interest expense on the trust preferred securities is included in other borrowings.

	Six Months Ended June 30, 2003 over 2002
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$5,559	$(1,896)	$3,663
Investment securities, tax exempt	3	2	5
Investment securities	(196)	(160)	(356)
Federal funds sold	97	(73)	24
Interest bearing deposits	(4)	(14)	(18)
Net increase (decrease)	5,460	(2,141)	3,319
Increase (decrease) in interest expense:
Interest bearing accounts	116	(161)	(45)
Time deposits	1,101	(1,198)	(97)
Other borrowings (1)	142	(181)	(39)
Net increase (decrease)	1,359	(1,540)	(181)
Total net increase (decrease)	$4,101	$(601)	$3,499

(1)          For the purpose of this schedule the change in interest expense on the trust preferred securities is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, other service fees, and mortgage loan origination and processing fees.

For the three months ended June 30, 2003, total non-interest income increased $573,000 or 34% over the same period in 2002.  For the six months ended June 30, 2003, total non-interest income increased $1,138,000 or 36% over the same period in 2002.

Service charge income rose $169,000 or 24% and $386,000 or 29% over the same three and six-month periods of 2002. Approximately $123,000 or 32% of the six-month period increase relates to CCB’s service charges in the first quarter of 2003, which were not included in the first quarter 2002 results.

In addition, income from mortgage loan origination and packaging fees increased $377,000 or 44% and $722,000 or 45% over the same three and six-month periods of 2002. The increase was primarily a result of:  1) an increase in the number of refinance transactions (due to historic low interest rates), 2) an increase in market share due to expansion of loan staff and marketing and 3) expansion of the mortgage product line.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $746,000 or 13.1% and $2.27 million or 21.9% over the same three and six-month periods of 2002. Approximately $1.27 million or 56% of the six-month period increase relates to CCB’s non-interest expenses in the first quarter of 2003,  which were not included in the first quarter 2002 results.

Salaries and benefits increased $465,000 or 16% and $1.34 million or 24% over the same three and six-month periods of last year. This increase was due primarily to the integration of the CCB employees into the Company’s operation, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs.

Efficiency Ratio

The Company uses a widely used banking operating ratio as a measure of its progress in increasing operating efficiency.  The Efficiency ratio is derived by dividing total other (i.e. operating) expenses by the sum of tax adjusted net interest income and non-interest income.  Simply put, this ratio describes the funds necessary to generate $1 in tax equivalent total revenue.  The Company’s efficiency ratio has continued to improve in 2003.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Non-interest expense	$6,438	$5,692	$12,613	$10,348
Amortization of core deposit and other intangibles	(62)	(62)	(123)	(76)
Net non-interest expense	$6,376	$5,630	$12,490	$10,272

Fully tax equivalent income:
Net interest income	$8,592	$7,241	$16,876	$13,368
Non-interest income	2,259	1,686	4,314	3,176
Tax benefit adjustment for tax-exempt income	248	217	484	443
Total fully tax equivalent Income	$11,099	$9,144	$21,674	$16,987

Efficiency Ratio	57.5%	61.6%	57.6%	60.5%

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2003		2002
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$3,434	0.50%	$2,969	0.54%
Occupancy & equipment	1,154	0.17%	848	0.15%
Other expenses	1,789	0.26%	1,813	0.33%
Amortization of core deposit and other intangibles	62	0.01%	62	0.01%
Total non-interest expense	$6,438	0.95%	$5,692	1.03%

	Six Months Ended June 30,
	2003		2002
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$6,851	1.04%	$5,510	1.07%
Occupancy & equipment	2,206	0.33%	1,551	0.30%
Other expenses	3,434	0.52%	3,212	0.63%
Amortization of core deposit and other intangibles	123	0.02%	76	0.01%
Total non-interest expense	$12,613	1.91%	$10,348	2.02%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Tax provision	$1,421	$751	$2,772	$1,497
Effective tax rate	36.6%	27.7%	36.9%	28.4%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income. The Company decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust (“REIT”) in the first quarter of 2002.  The Company’s effective tax rate increased to 36.6% and 36.9% in the second quarter and six-month periods of 2003 as compared to 27.7% and 28.4% in the same periods of 2002.  The increase in the effective tax rate is due primarily to management’s assessment that certain tax-exempt income may be recharacterized as taxable in 2003 through action by the California Legislature.  Management will continuously monitor developments throughout the year and a determination could be made to recognize a tax benefit if it appears likely that the law will remain unchanged.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	June 30, 2003	% of Total	December 31, 2002	% of Total
Commercial	$86,826	14.81%	$88,084	16.35%
Commercial and residential real estate mortgage	334,639	57.08%	311,030	57.73%
Commercial and residential real estate construction	146,483	24.99%	124,726	23.15%
Agricultural	13,565	2.31%	8,540	1.59%
Lease financing	2,238	0.38%	3,325	0.62%
Installment and other	4,264	0.73%	4,630	0.86%
Deferred loan fees and costs, net	(1,757)	-0.30%	(1,551)	-0.29%
Total	586,259	100%	538,784	100%
Less allowance for loan and lease losses	(8,165)	-1.39%	(7,113)	-1.32%
Total net loans and leases	$578,093		$531,671

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2003	December 31, 2002
Non-accrual loans	$1,020	$692
90 days past due and still accruing	—	—
Other real estate	—	489
Total non-performing assets	$1,020	$1,181
Non-performing assets as a% of total assets	0.14%	0.17%
Non-accrual loans as a% of gross loans	0.17%	0.13%
Ratio of allowance for loan and lease losses to non accrual loans	8.00	10.28

The Company’s non-accrual loans increased from $0.69 million to $1.02 million in the first six months of 2003. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans decreased from 10.28 to 8.00 during the first six months of 2003.  The Company carried no other real estate as of June 30, 2003.

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

The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage based on historic losses by loan type, or peer data for the loan types that have no historic losses. Secondly, established specific reserves are assigned to individual loans currently on the Company’s Problem Loan Reports. These are estimated potential losses associated with specific borrowers based upon collateral value and event(s) affecting the risk rating. Thirdly, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including an unallocated reserve for model imprecision.

Management believes the assigned risk grades and methods for managing changes in assigned risk grades are satisfactory.

The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Beginning balance for allowance for loan and lease losses	$7,661	$5,229	$7,113	$5,096
Provision for loan and lease losses	530	525	1,055	925
Charge offs:
Commercial	(23)	(4)	(23)	(17)
Real estate	—	(79)	—	(79)
Agricultural	—	—	—
Other	(26)	(31)	(26)	(293)
Total charge offs	(49)	(114)	(49)	(389)
Recoveries:
Commercial	6	10	14	15
Real estate	15	—	15	—
Agricultural	—	—	14	—
Other	2	15	3	18
Total recoveries	23	25	46	33
Net (charge offs) recoveries	(26)	(89)	(3)	(356)
ALLL of CCB acquired during the period	—	647	—	647
Ending balance	$8,165	$6,312	$8,165	$6,312
ALLL to total loans	1.39%	1.32%	1.39%	1.32%
Annualized net charge offs to average loans	-0.02%	-0.08%	0.00%	-0.16%

Investment Portfolio and Other Assets

Total investment securities decreased $2.32 million or 3.4% in the first six months of 2003.  The decrease was primarily due to the prepayment of mortgage-backed securities as a result of the decrease in rates.

On June 30, 2003, the Company purchased $7 million of Bank Owned Life Insurance (BOLI) on the lives of certain directors and bank officers.  The policies are underwritten by Mass Mutual and there is an aggregate death benefit of approximately $15.8 million.  Each of the 25 group participants will receive an assignment of $25,000 of the death benefit, which totals $625,000 or approximately 4% of the total expected death benefit.  The Company believes the insurance represents an attractive yield and will offset a portion of the companies growing benefit costs.  The $7 million investment is reflected on the balance sheet in other assets and the income it generates is reported as non-interest income.

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at June 30, 2003 was 11.0% and was 10.5% at December 31, 2002.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

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

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	June 30, 2003				December 31, 2002
	CCB	Lake	Western	Company	CCB	Lake	Western	Company

Total risk-based capital to risk-weighted assets	10.8%	10.4%	10.3%	12.3%	11.4%	10.4%	10.7%	12.7%
Tier 1 capital to risk-weighted assets	9.5%	9.1%	9.1%	11.1%	10.2%	9.2%	9.5%	11.4%
Tier 1 capital to average assets (leverage ratio)	7.6%	8.2%	7.8%	9.4%	7.0%	8.5%	8.3%	9.6%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at June 30, 2003.

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

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

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

The following table sets forth, as of  June 30, 2003, the distribution of re-pricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

(Dollars In Thousands)	Within 3 Months	After 3 Months But Within One One Year	After One Year But Within Five Years	After Five Years	Total

Earning assets:
Federal funds sold	$23,520	$—	$—	$—	$23,520
Investment securities and other	6,973	7,071	15,064	38,723	67,831
Loans	340,853	42,171	80,425	129,701	593,150

Total earning assets	371,346	49,242	95,489	168,424	684,501

Interest-bearing liabilities:
Savings	27,616	13,808	—	—	41,424
Interest-bearing transaction accounts	130,844	22,345	—	—	153,188
Time deposits	109,499	144,022	43,064	2	296,588
Trust Preferred Securities	16,000	—	—	—	16,000
Other borrowings	—	5,000	9,000	—	14,000
Total interest-bearing liabilities	283,959	185,175	52,064	2	521,200
Interest rate sensitivity gap	87,387	(135,933)	43,425	168,422	163,301
Cumulative interest rate sensitivity gap	$87,387	$(48,546)	$(5,121)	$163,301	$—
Interest rate sensitivity gap to total earning assets	12.77%	-19.86%	6.34%	24.61%	23.86%
Cumulative interest rate sensitivity gap to total earning assets	11.67%	-6.48%	-0.68%	21.81%
Ratio of rate sensitive assets to rate sensitive liabilities	1.31	0.27	1.83	N/A	1.31
Cumulative ratio	1.31	0.90	0.99	1.31	1.31

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

Because of the inherent limitations of the static GAP model described above, management deployed a new interest rate sensitivity measurement tool in April 2003 that more accurately measures the Company’s exposure to future changes in interest rates.  This model measures the expected cash flows and repricing of each financial asset/liability separately in measuring the Company’s and each bank’s interest sensitivity. Management and the Board’s Investment/ALCO Committee have carefully reviewed the initial reports that indicate that the Company as a whole is “asset sensitive”.  This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall.  The level of potential or expected contraction is considered manageable at this time.  Management will continue to perform this anaylysis each quarter to further validate the expected results against actual data.

ITEM 4.    Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation as the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

Item #2. Changes in securities and use of proceeds

N/A

Item #3. Defaults upon Senior Securities

N/A

ITEM #4. Submission of Matters to a Vote of Security Holders

On June 25, 2003 the annual meeting of the shareholders of the Company was held for the purpose of voting on the following matters:

Proposal  1. Election of Directors:

	Voted For	Withheld
Charles W. Bacchi	1,288,437	22,996
Barbara L. Cook	1,305,416	6,017
Lary A. Davis	1,291,768	19,665
William M. Eames	1,295,479	15,954
Mathew A. Bruno Sr.	1,305,592	5,841
Douglas A. Nordell	1,304,398	7,035
William Fisher	1,304,157	7,276
Gary D. Gall	1,300,113	11,320
Howard Jahn	1,305,738	5,695
Alan J. Kleinert	1,289,149	22,284
Thomas Manz	1,302,253	9,180
Harold S. Prescott, Jr.	1,301,576	9,857
Lori A. Warden	1,301,385	10,048

Proposal 2. Approval of an Amendment to the Bancorp’s articles of incorporation to require the affirmative vote of the holders of at least 60% of the outstanding shares to approve certain business transactions.

Voted for:	2,135,976
Abstained:	24,349
Against:	339,927
Not Voted	9

This proposal required approval votes from 60%, equaling 2,398,309 of the 3,997,183 total outstanding shares in order to be approved.  Although 85% of votes received were in favor of the proposal, the number of approval votes fell short of the requirement due to the large number of non-votes and therefore was not approved.

Proposal 3. Ratification of Appointment of Accountants. To ratify the appointment of Perry-Smith LLP as the Company’s independent public accountants.

Voted for:	1,276,489
Abstained:	31,536
Against:	3,408

Item #5. Other Information

N/A

Item #6A. Exhibits

Exhibit No.		Description of Exhibit

	3.1	Articles of Incorporation are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.1 and are incorporated herein by this reference.

	3.2	Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.2 and are incorporated herein by this reference.

	3.3	Amendments to Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-76678, as Exhibit 3.2 and are incorporated herein by this reference.

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

(1)	10.5	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank.

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

	10.11

Western Sierra Bancorp 1997 Stock Option Plan, form of incentive stock option and form of nonqualified stock option agreements are contained in the Registrant’s Registration Statement on Form S-4 ,file #333-66675, as Exhibit 10.11 and are incorporated herein by this reference.

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

	10.15	Placerville Branch lease is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.1 and is incorporated herein by this reference.

(1)	10.16	Executive Salary Continuation Agreement dated February 1, 2002, between Mr. Kirk N. Dowdell.

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

(1)	10.24	Folsom Western Sierra National Bank branch lease and lease amendment.

	10.25

Agreement and Plan of Reorganization by and between the Western and Central Sierra Bank dated as of March 12, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-104817 and is incorporated herein by this reference.

(1)	10.26	Wells Fargo Note Contract dated April 10, 2003.

(1)	10.27	Stock Option Agreement dated December 11, 2001 between Mr. Phillip Wood and Western Sierra Bancorp.

(1)	10.28	Stock Option Agreement dated December 11, 2001 between Mr. Doug Nordell and Western Sierra Bancorp.

(1)	10.29	Stock Option Agreement dated April 25, 2002 between Mr. Doug Nordell and Western Sierra Bancorp.

(1)	10.30	Stock Option Agreement dated April 25, 2002 between Mr. Fred Rowden and Western Sierra Bancorp.

(1)	10.31	Stock Option Agreement dated April 25, 2002 between Mr. Kirk Dowdell and Western Sierra Bancorp.

(1)	10.32	Stock Option Agreement dated June 27, 2002 between Mr. Gary Gall and Western Sierra Bancorp.

(1)	10.33	Stock Option Agreement dated June 27, 2002 between Mr. Anthony Gould and Western Sierra Bancorp.

(1)	10.34	Stock Option Agreement dated March 30, 2003 between Mr. Phillip Wood and Western Sierra Bancorp.

(1)	10.35	Stock Option Agreement dated March 30, 2003 between Mr. Gary Gall and Western Sierra Bancorp.

(1)	10.36	Stock Option Agreement dated March 30, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp.

(1)	10.37	Stock Option Agreement dated March 30, 2003 between Mr. Anthony Gould and Western Sierra Bancorp.

(1)	10.38	Stock Option Agreement dated March 30, 2003 between Mr. Doug Nordell and Western Sierra Bancorp.

(1)	10.39	Stock Option Agreement dated March 30, 2003 between Mr. Fred Rowden and Western Sierra Bancorp.

(1)	10.40	Stock Option Agreement dated January 1, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp.

(1)	10.41	Stock Option Agreement dated January 1, 2002 between Mrs. Barbara Cook and Western Sierra Bancorp.

(1)	10.42	Stock Option Agreement dated January 1, 2002 between Mr. William Fisher and Western Sierra Bancorp.

(1)	10.43	Stock Option Agreement dated January 1, 2002 between Mr. Howard Jahn and Western Sierra Bancorp.

(1)	10.44	Stock Option Agreement dated January 1, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp.

(1)	10.45	Stock Option Agreement dated January 1, 2002 between Mr. Thomas Manz and Western Sierra Bancorp.

(1)	10.46	Stock Option Agreement dated January 1, 2002 between Mr. Harold Prescott and Western Sierra Bancorp.

(1)	10.47	Stock Option Agreement dated January 1, 2002 between Mr. Lary Davis and Western Sierra Bancorp.

(1)	10.48	Stock Option Agreement dated December 31, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp.

(1)	10.49	Stock Option Agreement dated December 31, 2002 between Mr. Barbara Cook and Western Sierra Bancorp.

(1)	10.50	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp.

(1)	10.51	Stock Option Agreement dated December 31, 2002 between Mr. Howard Jahn and Western Sierra Bancorp.

(1)	10.52	Stock Option Agreement dated December 31, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp.

(1)	10.53	Stock Option Agreement dated December 31, 2002 between Mr. Thomas Manz and Western Sierra Bancorp.

(1)	10.54	Stock Option Agreement dated December 31, 2002 between Mr. Harold Prescott and Western Sierra Bancorp.

(1)	10.55	Stock Option Agreement dated December 31, 2002 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp.

(1)	10.56	Stock Option Agreement dated December 31, 2002 between Mr. Lary Davis and Western Sierra Bancorp.

(1)	10.57	Stock Option Agreement dated December 31, 2002 between Mr. William Eames and Western Sierra Bancorp.

(1)	10.58	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank.

(1)	10.59	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank.

(1)	10.60	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank.

11.1	Statement re: Computation of earnings per share is included in Note 3 to the financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould.

32.2	Section 906 Certification by Gary D. Gall.

(1)	included as an exhibit to the Registrant's 10-Q for March 31, 2003, which is incorporated by this reference herein.

Item #6B. Reports on Form 8-K

April 25, 2003: Press Release results for the 1st quarter of 2003

July 17, 2003:  Acquisition of Central California Bank is completed

July 21, 2003:  Press Release results for the 2nd quarter of 2003

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)

Date: August 11, 2003

	/s/ GARY D. GALL	Gary D. Gall
President/Chief Executive Officer

	/s/ ANTHONY J. GOULD	Anthony J. Gould
Executive Vice President Chief Financial and Accounting Officer