Form 10-Q
period 2003-09-30
WESTERN SIERRA BANCORP
filed 2003-11-13
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 7, 2003 there were approximately 4,607,273 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Balance Sheet

(dollars in thousands, except number of shares)

	September 30, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$39,285	$29,064
Federal funds sold	77,965	7,900
Cash and cash equivalents	117,250	36,964

Interest-bearing deposits	793	1,784
Loans held for sale	1,847	4,926
Investment securities:
Trading	26	18
Available for sale (amortized cost $88,822 in 2003 and $60,018 in 2002)	90,082	61,038
Held to maturity (market value of $4,383 in 2003 and $8,203 in 2002)	4,197	8,001
Total investments	94,305	69,057
Portfolio loans and leases:
Real estate mortgage	413,540	311,030
Real estate construction	170,094	124,726
Commercial	94,662	88,084
Agricultural	14,528	8,540
Installment	4,728	4,630
Lease financing	2,143	3,325
Total gross loans and leases	699,695	540,335
Deferred loan and lease fees, net	(2,524)	(1,551)
Allowance for loan and lease losses	(10,032)	(7,113)
Net portfolio loans and leases	687,138	531,671

Premises and equipment, net	19,037	16,034
Other real estate	—	489
Goodwill and other intangible assets	18,304	4,364
Other assets	24,474	12,499
Total Assets	$963,148	$677,788

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$205,461	$162,108
Interest bearing deposits:
NOW, money market and savings	289,226	179,624
Time, over $100,000	151,349	124,020
Other time	174,979	123,620
Total deposits	821,015	589,373

Borrowed funds	21,650	14,500
Mandatorily redeemable cumulative trust preferred securities	36,000	16,000
Other liabilities	9,677	3,576
Total liabilities	888,342	623,449

Shareholders’ equity:
Preferred stock- no par value; 10,000,000 shares authorized; none issued	—	—
Common stock- no par value; 10,000,000 shares authorized; 4,607,576 shares issued in 2003 and 4,184,525 shares in 2002	50,451	30,958
Retained earnings	23,855	22,712
Unearned ESOP shares	(325)	—
Accumulated other comprehensive income	825	669
Total shareholders’ equity	74,806	54,339
Total liabilities and shareholders’ equity	$963,148	$677,788

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$11,843	$9,244	$31,641	$25,367
Interest on investment securities:
Taxable	276	581	1,055	1,733
Exempt from federal taxes	361	367	1,089	1,092
Interest on Fed funds sold	182	122	353	268

Total interest income	12,662	10,313	34,138	28,460

Interest expense:
Interest on deposits	2,178	2,256	6,224	6,442
Interest on borrowed funds	348	320	901	912

Total interest expense	2,525	2,576	7,125	7,354

Net interest income	10,137	7,737	27,013	21,106

Provision for loan and lease losses	600	541	1,655	1,466

Net interest income after provision for loan and lease losses	9,537	7,196	25,358	19,640

Non-interest income:
Service charges and fees	1,202	740	2,915	2,066
Net gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	1,468	1,093	3,803	2,706
Gain on sale of investment securities	19	75	19	96
Other income	247	210	514	427

Total non-interest income	2,936	2,118	7,251	5,294

Other expenses:
Salaries and benefits	4,291	3,178	11,142	8,688
Occupancy and equipment	1,259	1,121	3,464	2,672
Other expenses	2,018	1,995	5,453	5,206
Merger expenses	86	—	86	—
Amortization of core deposits and other intangibles	134	62	257	138

Total other expenses	7,789	6,356	20,402	16,703

Income before income tax provision	4,685	2,959	12,207	8,231

Income tax provision	1,729	893	4,501	2,390

Net income	$2,956	$2,066	$7,706	$5,841

Basic earnings per share	$0.65	$0.50	$1.79	$1.43
Fully diluted earnings per share	$0.62	$0.48	$1.71	$1.38

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,706	$5,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,655	1,466
Depreciation and amortization	1,720	1,440
Deferred loan and lease origination fees, net	469	358
Amortization of investment security premiums, net of accretion of discount	402	211
Gain on sale of available-for-sale investment securities	—	(96)
Gain on called held-to-maturity investment securities	(19)	—
Increase in trading securities	(8)	(1)
Loss on sale and disposition of premises and equipment	6	48
Gain on sale of other real estate	(1)	(85)
Increase in cash surrender value of life insurance policies	(282)	(32)
Compensation cost associated with the Bank’s ESOP	—	200
Decrease (increase) in loans held for sale	3,079	(3,013)
Increase in other assets	(3,187)	(1,246)
Increase in other liabilities	3,201	913
Net cash provided by operating activities	14,742	6,004

Cash flows from investing activities:
Cash acquired in acquisitions	40,086	9,234
Proceeds from sale and call of available-for-sale investment securities	—	2,746
Proceeds from called held-to-maturity investment securities	2,670	93
Proceeds from matured available-for-sale investment securities	1,625	1,565
Proceeds from matured held-to-maturity investment securities	500	543
Purchases of available-for-sale investment securities	(28,139)	(5,555)
Purchases of held-to-maturity investment securities	—	(477)
Principal repayments received from available-for-sale securities	5,254	5,955
Principal repayments received from held-to-maturity securities	618	1,321
Net decrease in interest-bearing deposits in banks	2,689	495
Proceeds from sale of OREO	141	1,312
Net increase in loans and leases	(74,591)	(75,903)
Proceeds from the sale of premises and equipment	—	50
Purchases of premises and equipment	(1,057)	(3,548)
Purchase of life insurance policies	(7,000)	(1,610)
Net cash used in investing activities	(57,205)	(63,779)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$71,486	$45,493
Net increase in time deposits	30,889	18,954
Net increase in short-term borrowings	205	9,500
Borrowing (repayment) of ESOP Loan	325	(200)
Purchase of unearned ESOP shares	(325)	—
Issuance of Trust Preferred Securities	20,000	—
Repurchase of common stock	—	(105)
Redemption of fractional shares	(33)	(30)
Proceeds from the exercise of stock options	201	212
Net cash provided by financing activities	122,749	73,824
Increase in cash and cash equivalents	80,286	16,049
Cash and cash equivalents at beginning of year	36,964	23,038

Cash and cash equivalents at end of period	$117,250	$39,087

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	240	1,845

Supplemental schedules related to acquisitions:
Acquisition of Central Sierra Bank (Central Sierra) (Note 5):
Deposits	$129,268
Borrowed Funds	7,650
Other Liabilities	1,869
Interest-bearing deposits in banks	(1,698)
Investment securities available-for-sale	(2,598)
Investment securities held-to-maturity	(5,312)
Loans, net	(82,651)
Premises and equipment	(3,416)
Intangibles	(14,167)
Other assets	(1,561)
Stock issued	12,702
Cash acquired, net of cash paid to CSB shareholders	$40,086

Acquisition of Central California Bank (CCB) (Note 5):
Deposits		$61,469
Other Liabilities		385
Interest-bearing deposits in banks		(2,675)
Investment securities held-to-maturity		(3,032)
Loans, net		(46,489)
Premises and equipment		(280)
Intangibles		(4,247)
Other assets		(895)
Stock issued		4,998
Cash acquired, net of cash paid to CCB shareholders		$9,234

See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB), and Western Sierra Statutory Trusts I, II, III, and IV. All significant inter-company balances and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain amounts in the consolidated financial statements for the year ended December 31, 2002 and the three and nine month periods ended September 30, 2002 may have been reclassified to conform to the presentation of the consolidated financial statements in 2003.

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

2.  Stock-based Compensation

At September 30, 2003, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended September 30,
	2003	2002
Net earnings as reported	$2,956	$2,066
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(258)	(164)

Pro forma net income	$2,698	$1,902

Basic earnings per share - as reported	$0.65	$0.50
Basic earnings per share - pro forma	$0.59	$0.46

Diluted earnings per share - as reported	$0.62	$0.48
Diluted earnings per share - pro forma	$0.57	$0.45

	Nine Months Ended September 30,
	2003	2002
Net earnings as reported	$7,706	$5,841
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(648)	(471)

Pro forma net income	$7,058	$5,370

Basic earnings per share - as reported	$1.79	$1.43
Basic earnings per share - pro forma	$1.64	$1.32

Diluted earnings per share - as reported	$1.71	$1.38
Diluted earnings per share - pro forma	$1.58	$1.31

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic EPS Computation:
Numerator-net income	$2,956	$2,066	$7,706	$5,841
Denominator- weighted average number of shares outstanding	4,546,661	4,169,270	4,310,558	4,087,319
Basic earnings per share	$0.65	$0.50	$1.79	$1.43

Diluted EPS Computation:
Numerator-net income	$2,956	$2,066	$7,706	$5,841
Denominator- weighted average number of shares outstanding	4,546,661	4,169,270	4,310,558	4,087,319
Effect of dilutive stock options	221,661	153,913	202,532	156,495
	4,768,322	4,323,183	4,513,091	4,243,814
Diluted earnings per share	$0.62	$0.48	$1.71	$1.38

4.  Stock Repurchase Plan

On May 29, 2002, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company’s common stock. The Company has purchased 5,000 shares at an average price of approximately $21.00 under the plan through September 30, 2003.

On October 23, 2001, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 165,000 shares) of the Company’s common stock effective November 20, 2001 through May 31, 2002. The Company did not repurchase any shares under this plan.

5.  Acquisitions

On July 11, 2003, pursuant to the Agreement and Plan of Reorganization dated March 12, 2003, Central Sierra Bank (“Central Sierra”) was acquired by the Company through a merger and tax-free reorganization and operates as a DBA of Central California Bank.  The Company acquired Central Sierra because management believes that the combined performance exceeds what each entity could accomplish independently, and it allows further expansion into the counties of Calaveras, Stanislaus, Amador, and Tuolumne.  As of the date of acquisition, Central Sierra had total assets of $148.1 million, comprised of  $12.8 million in cash and due from banks, $49.4 million in federal funds sold, interest-bearing deposits at other banks, and investment securities, $82.7 million in net loans, and $3.2 million in other assets. Total liabilities acquired amounted to $139 million, including $129 million in deposits.

The total consideration paid to Central Sierra shareholders amounted to approximately $23.5 million, which was comprised of approximately $10,700,000 in cash and 404,173 shares of the Company’s Common Stock valued at approximately $12,800,000.  Total consideration was determined through extensive negotiation supported by internal modeling, which management believes will result in earnings per share accretion to the Company’s shareholders within 12 months.

The excess of the purchase price over the estimated fair value of the net assets acquired was $11.3 million, which was recorded as goodwill.  Assets acquired also included a core deposit intangible of $2.9 million that is being amortized using the straight-line method over a period of ten years.  The accompanying unaudited consolidated financial statements include the accounts of Central Sierra since July 12, 2003.

The following supplemental pro forma information discloses selected financial information for the periods indicated as though the Central Sierra merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$15,876	$14,756	$46,317	$40,729
Net income	$3,014	$2,609	$8,734	$7,354
Diluted earnings per share	$0.63	$0.55	$1.82	$1.58

On April 1, 2002, pursuant to the Agreement and Plan of Reorganization dated November 15, 2001, Central California Bank (“CCB”) was acquired by the Company through a merger and tax-free reorganization whereby CCB became a wholly-owned subsidiary of the Company.  As of the date of acquisition, CCB had $67.7 million in total assets,  $46.7 million in net loans, and $62.9 million in deposits.

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

6.  Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the Statement for the interim periods are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company’s financial position or results of operations.

The Company adopted FIN 46 on July 1, 2003.  In its current form, FIN 46 may require the Company to de-consolidate its investment in Western Sierra Statutory Trusts I, II, III, and IV (the “Trusts”) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trusts, appears to be an unintended consequence of FIN 46.  It is currently unknown if, or when, the FASB will address this issue.  In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. If the current regulatory capital treatment for trust preferred securities is not grandfathered, the Company’s regulatory capital ratios would be negatively impacted and the Company may be required to obtain additional capital.  This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 12 of this report.

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

7.  Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss).  The Company’s only source of other comprehensive income (loss) is derived from unrealized gains and losses on investment securities available-for-sale.  Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period.  The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Net income	$2,956	$2,066	$7,706	$5,841
Other comprehensive income (loss):
Holding (losses) gains arising during period, net of tax	(342)	802	168	1,274
Re-classification adjustment, net of tax	(12)	(49)	(12)	(63)
Total other comprehensive (loss) income	(354)	753	156	1,211
Total comprehensive income	$2,602	$2,819	$7,862	$7,052

8.  Mandatorily Redeemable Cumulative Trust Preferred Securities

On September 30, 2003, Western Sierra Bancorp (Bancorp) formed two wholly-owned Delaware statutory business trusts, Western Sierra Statutory Trust III (Western Trust III) Western Sierra Statutory Trust IV (Western Trust IV). The Company issued to Western Trust IIII & IV Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2033 (Debentures) in the aggregate principal amount of $10 million to each trust for a total of $20 million. These debentures, together with its previously issued debentures qualify as Tier I capital up to 25% of total tier I capital with the excess qualifying as Tier II capital up to allowable Tier II capital. In exchange for these debentures the Company paid $10 million to both Western Trust III & IV and funded its purchases of the debentures by issuing a total of $10 million in floating rate capital securities (capital securities) in each trust, which were then pooled and sold. Western Trust III and IV secured these capital securities with the Debentures issued by the Company. The Debentures are the only assets of Western Trust III & IV. The interest rate on both instruments is the same interest expense and interest expense is computed on actual days divided by 360 times the rate. The rate is the three-month LIBOR (London Interbank Offered Rate) plus 2.90% and the capital securities are callable at par after five years. The proceeds from the issuance of the Debentures were used to retire $3 million in short term debt and the remainder of the proceeds (approximately $17 million) will be used to pay the cash portion of the Auburn Community Bank purchase (approximately $7.5 million expected to close in December 2003) and the remainder will be used for future acquisitions and general corporate purposes (approximately $9.5 million).

The Debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. Bancorp has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by Western Trust III & IV, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Western Trust III & IV.

The capital securities are mandatorily redeemable upon maturity of the Debentures on July 31, 2033, or upon earlier redemption as provided in the indenture.

9.  Agreement and Plan of Reorganization and Merger

On August 21, 2003, the Company and Auburn Community Bancorp (ACB) announced the signing of a definitive Agreement and Plan of Reorganization and Merger (the “Agreement”).  Under the terms of the Agreement, the Company will pay approximately $7,500,000 in cash and issue 350,000 shares of common stock.  The Agreement, which has been approved by the Board of Directors of both companies, is subject to approval by ACB shareholders and bank regulatory authorities.  It is anticipated that the merger will be completed during December 2003, at which time Auburn Community Bank, the wholly-owned subsidiary of ACB, will become a separate wholly-owned subsidiary of the Company and ACB will cease to exist.

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

5.               The Company’s exposure to real estate values in the markets that it serves, as over 80% of the Company’s loans are secured by real estate.

6.               Asset/Liability matching risks and liquidity risks.

7.               Volatility and devaluation in the securities markets.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to September 30, 2003. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2003 compared to the same periods in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a purchase price allocation resulting in intangible assets totaling $2.4 million in goodwill and $1.9 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.  In July of 2002, certain assets and liabilities of the Sentinel Community Bank branches were transferred from Western Sierra National Bank to Central California Bank.

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 404,173 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation  resulting in intangible assets totaling $11.3 million in goodwill and $2.9 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

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

Central California Bank was incorporated under the laws of the State of California on January 13, 1997, and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and became a  member of the Federal Reserve System in January 2003. Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus counties in the state of California from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its branches located at 400 E. Olive Ave, Turlock, CA, 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, CA, 18711 Tiffeni Drive, Twain Harte, CA, 22712 Main Street, Columbia, CA and loan production offices located at 3400 Tully Rd., #B, Modesto, CA, 1111 Dunbar Road, Arnold, CA,  373 West St. Charles Street, San Andreas, CA, 1239 South Main Street, Angels Camp, CA, 18281 Main Street, Jamestown, CA, 89 Lakewood Mall, Lodi, CA, 11 Ridge Road, Sutter Creek, CA, 87 Highway 26, Valley Springs, CA, and 3505 Spangler Lane, Suite 300, Copperopolis, CA.  Central California Bank does not have any affiliates or subsidiaries.  In July 2003, Central Sierra Bank merged into Central

California Bank and its branches are located at 373 West St. Charles Street, San Andreas, CA, 1239 South Main Street, Angels Camp, CA, 18281 Main Street, Jamestown, CA, 89 Lakewood Mall, Lodi, CA, 11 Ridge Road, Sutter Creek, CA, 87 Highway 26, Valley Springs, CA, and 3505 Spangler Lane, Suite 300, Copperopolis, CA.

In July 2001, December 2001 and September 30, 2003, respectively, four trusts, Western Sierra Statutory Trust I, Western Sierra Statutory Trust II and Western Sierra Statutory Trust III /IV, were established as wholly-owned subsidiaries of the Company for the purpose of issuing and holding Trust Preferred Securities.

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Folsom, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Turlock, Lakeport, Antioch, Rocklin, Sand Andreas, Angels Camp, Jamestown, Lodi, Sutter Creek, Valley Springs, Copperopolis, and the surrounding communities. The Company’s primary business is serving the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

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

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At September 30, 2003 there was a title company customer with $7.6 million or 7.2% of total deposits at Lake Community Bank.  There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products and mortgage products and services.

Employees.  At September 30, 2003, the Company and its subsidiaries employed 321 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Financial Condition

The Company increased total assets from $678 million at December 31, 2002 to $963 million at September 30, 2003, an increase of $285 million or 42%. The two primary components of asset growth were loans, which grew $159 million, and cash and equivalents, which increased $80 million.  Asset growth was primarily funded by growth in deposits of $232 million.  This strong balance sheet growth is due in part to the acquisition of Central Sierra, which closed on July 11, 2003, adding $84 million in loans, $148 million in total assets, and $129 million in deposits.

During the first nine months of 2003, non-interest bearing deposits increased from $162 million at year-end 2002 to $205 million at September 30, 2003.  Included in non-interest deposits are local title company deposits, which have decreased $7 million from $45 million at December 31, 2002 to $38 million at September 30, 2003.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first nine months of 2003, the Company incurred approximately $99,000 in service fees on title company deposits or approximately 0.38% of the average title company deposits outstanding.

Results of Operations

The Central California Bank (“CCB”) acquisition was effective April 1, 2002 and was accounted for under purchase accounting.  Pursuant to purchase accounting rules, the operating results of the Company for the nine-month period ended September 30, 2002 do not include the operational results of CCB for the quarter ended March 31, 2002.  The Central Sierra Bank (Central Sierra) acquisition was effective July 11, 2003 and was also accounted for under purchase accounting.  Therefore, the operating results for the Company for the three and nine-month periods ended September 30, 2002 do not include the operational results of Central Sierra for either period.  In addition, the operating results for the Company for the three and nine-month periods ended September 30, 2003 only include the operating results for Central Sierra for the period from July 12, 2003 to September 30, 2003.

The Company reported net income of $2.96 million for the three months ended September 30, 2003 (or $0.62 per share, diluted) compared to $2.07 million  (or $0.48 per share, diluted) for the same period in 2002. The quarterly earnings represent an increase of $890,000 or a 43% increase in net income and a 30% increase in diluted earnings per share.

The Company reported net income of $7.71 million for the nine months ended September 30, 2003 (or $1.71 per share, diluted) compared to $5.84 million  (or $1.38 per share, diluted) for the same period in 2002. The nine-month earnings represent an increase of $1.87 million or a 32% increase in net income and a 24% increase in diluted earnings per share.

The primary factors contributing to the increase in operating results during the three and nine-month periods ended September 30, 2003 as compared to the same periods in 2002 include:

1.               An increase in net interest income of $2.4 million or 31% in the third quarter over the same period in 2002 and $5.9 million or 28% in the first nine months of 2003 as compared to 2002.  The net increase in both periods is due to an overall increase in average earning assets (year-to-date increased partially due to the acquisition of $63 million in earning assets from the CCB transaction completed in April 2002, while the Central Sierra merger added $133 million in earning assets on July 11, 2003 effecting both the quarter and year-to-date average balances).

2.               An increase in non-interest income, primarily service fees on deposit accounts and gains on the sale and packaging of residential mortgage loans.  Non-interest income increased $818,000 or 39% and $1,956,000 or 37% over the third quarter and year-to-date totals in the previous year.

The above factors were offset in part by:

1.               An increase in loan and lease loss provisions of $59,000 and $189,000 for the third quarter and nine-month period ended September 30, 2003 as compared to the same periods in 2002. Additional provisions were recorded as a result of growth in loans outstanding.  The percentage of loan and lease loss reserves to gross loans and leases increased to 1.43% at September 30, 2003 as compared to 1.32% at December 31, 2002 and 1.34% at September 30, 2002.

2.               Total other expenses increased $1.4 million or 23% and $3.7 million or 22% over the third quarter and year-to-date totals in the previous year.  Year-to-date totals increased significantly as a result of the addition of Central California Bank’s operating costs, which were approximately $1.27 million in the first quarter of 2003, that were not included in the 2002 first quarter results as the acquisition, accounted for under purchase accounting, did not close until April 2002.   Central Sierra also added operating expenses of approximately $851,000 to third quarter and year-to-date 2003 totals that were not included in 2002.

3.               The Company’s effective tax rate increased to 36.9% for both the three and nine-month periods of 2003 as compared to 30.2% and 29.0% for the three and nine-month periods of 2002.  The primary reason for the increase is that management has determined not to recognize the tax benefits associated with the Real Estate Investment Trust (“REIT”) thus far in 2003 because it is management’s assessment that certain related tax-exempt income may be recharacterized as taxable in 2003 through action by the California Legislature.  Management will continuously monitor developments throughout the year and a determination could be made to recognize a tax benefit if it appears likely that the law will remain unchanged.

4.               Net interest margin compression due to the addition of approximately $60 million in cash and Fed Funds acquired through the Central Sierra Merger.  Net interest margin decreased 23 basis points to 5.04% for the quarter from 5.27% in the third quarter of 2002.  The year-to-date net interest margin was 5.18%, down 19 basis points from the 5.37% reported for the same period of 2002.  Fed funds averaged $75 million or 9.2% of average earning assets in the quarter as compared to $43 million or 6.4% of average earning assets in the second quarter of 2003 and $29 million or 4.8% of average earning assets for the third quarter of 2002.  Management expects to deploy a significant portion of these funds into loans over the next three quarters.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.31% and 1.33% for the third quarter and nine-month period of 2003 as compared to 1.26% and 1.33% for the third quarter and nine-month period of 2002.  Return on equity (“ROE”) was 17.01% and 16.99% for the third quarter and nine-month period of 2003 as compared to 16.37% and 17.19% for the third quarter and nine-month period of 2002.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended September 30, 2003, interest income on a tax equivalent basis increased by $2.34 million to $12.9 million or 22% over the same period in 2002. Interest expense on deposit accounts and borrowings decreased $51,000 or 2% over the same three-month period ended September 30, 2002. Average earning assets yielded (on a fully tax equivalent basis) 6.27% versus 6.98% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.58% from 2.21% a year ago. Net interest income (on a tax equivalent basis) increased $2.39 million or 30% to $10.3 million. The net interest margin decreased 23 basis points to 5.04% from 5.27% for the same three-month period a year ago.

For the nine months ended September 30, 2003, interest income on a tax equivalent basis increased by $5.7 million to $34.8 million or 19% over the same period in 2002. Interest expense on deposit accounts and borrowings decreased $229,000 or 3% over the same nine-month period ended September 30, 2002. Average earning assets yielded (on a fully tax equivalent basis) 6.52% versus 7.19% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.73% from 2.33% a year ago. Net interest income (on a tax equivalent basis) increased $5.9 million or 27% to $27.6 million. The net interest margin decreased 19 basis points to 5.18% from 5.37% for the same nine-month period a year ago.

Overall, yields trended down from the prior year as a result of market interest rates.  The most significant decrease is realized in the taxable investment securities, which decreased to 2.44% and 3.68% for the three and nine-month periods of 2003 as compared to 5.24% and 5.32% in the same periods of 2002.  The third quarter 2003 yield is down 208 basis points from the 4.52% yield reported in the prior quarter (second quarter 2003).  Approximately 95 basis points of this difference is due to an adjustment during the third quarter to premiums on securities that are paying off faster than originally projected, which reduced investment income.  The remainder of the difference is due to the purchase of securities at a lower yield than the average yield in the portfolio.  In the third quarter, $5 million of commercial paper was purchased at a yield of 1.04%, and another $15 million in taxable securities was purchased at a weighted average yield of approximately 3.00%.

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

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$664,456	$11,857	7.08%	$494,352	$9,268	7.44%
Tax exempt investment securities	30,971	547	7.01%	30,682	555	7.18%
Taxable investment securities	41,778	257	2.44%	42,252	558	5.24%
Federal funds sold	75,211	182	0.96%	28,770	122	1.68%
Interest bearing deposits in banks	1,469	18	4.91%	2,576	23	3.54%
Average earning assets	813,886	12,862	6.27%	598,632	10,526	6.98%
Other assets	92,527			60,058
Less ALLL	(9,636)			(6,551)
Average total assets	$896,777			$652,139
Interest bearing liabilities:
Savings deposits	$265,301	491	0.73%	$186,024	486	1.04%
Time deposits	327,719	1,686	2.04%	247,342	1,770	2.84%
Other borrowings (1)	40,720	348	3.39%	28,953	320	4.38%
Average interest bearing liabilities	633,740	2,525	1.58%	462,318	2,576	2.21%
Non-interest bearing deposits	187,827			132,309
Other liabilities	6,251			7,450
Shareholders’ equity	68,959			50,062
Average total liabilities and shareholders’ equity	$896,777			$652,139
Net interest income and net interest margin		$10,337	5.04%		$7,950	5.27%

(1)          For the purpose of this schedule the average balance and interest on the trust preferred securities is included in other borrowings

	Nine Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$599,046	$31,693	7.07%	$445,470	$25,438	7.63%
Tax exempt investment securities	30,933	1,650	7.13%	30,207	1,655	7.32%
Taxable investment securities	36,859	1,015	3.68%	42,235	1,682	5.32%
Federal funds sold	44,584	353	1.06%	21,184	268	1.69%
Interest bearing deposits in banks	1,468	40	3.61%	1,819	51	3.75%
Average earning assets	712,890	34,750	6.52%	540,915	29,094	7.19%
Other assets	71,033			54,194
Less ALLL	(8,314)			(5,945)
Average total assets	$775,609			$589,164
Interest bearing liabilities:
Savings deposits	$214,764	$1,267	0.79%	$168,438	$1,306	1.04%
Time deposits	301,820	4,957	2.20%	227,403	5,136	3.02%
Other borrowings (1)	33,226	901	3.63%	25,495	912	4.78%
Average interest bearing liabilities	549,810	7,125	1.73%	421,336	7,354	2.33%
Non-interest bearing deposits	158,979			115,795
Other liabilities	6,176			6,596
Shareholders’ equity	60,644			45,437
Average total liabilities and shareholders’ equity	$775,609			$589,164
Net interest income and net interest margin		$27,626	5.18%		$21,740	5.37%

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2003 over 2002
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,189	$(599)	$2,590
Investment securities, tax exempt	5	(14)	(8)
Investment securities	(6)	(294)	(301)
Federal funds sold	197	(137)	60
Interest bearing deposits	(10)	5	(5)
Net increase (decrease)	3,375	(1,039)	2,336
Increase (decrease) in interest expense:
Interest bearing accounts	207	(202)	5
Time deposits	575	(659)	(84)
Other borrowings (1)	130	(102)	28
Net increase (decrease)	912	(963)	(51)
Total net increase (decrease)	$2,463	$(76)	$2,387

(1)          For the purpose of this schedule the change in interest expense on the trust preferred securities is included in other borrowings.

	Nine Months Ended September 30, 2003 over 2002
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$8,770	$(2,515)	$6,255
Investment securities, tax exempt	40	(44)	(5)
Investment securities	(214)	(453)	(667)
Federal funds sold	296	(211)	85
Interest bearing deposits	(10)	(2)	(11)
Net increase (decrease)	8,881	(3,225)	5,656
Increase (decrease) in interest expense:
Interest bearing accounts	359	(399)	(40)
Time deposits	1,681	(1,860)	(179)
Other borrowings (1)	277	(288)	(11)
Net increase (decrease)	2,317	(2,547)	(230)
Total net increase (decrease)	$6,564	$(678)	$5,886

(1)          For the purpose of this schedule the change in interest expense on the trust preferred securities is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, other service fees, and mortgage loan origination and processing fees.

For the three months ended September 30, 2003, total non-interest income increased $818,000 or 39% over the same period in 2002.  For the nine months ended September 30, 2003, total non-interest income increased $1,956,000 or 37% over the same period in 2002.

Service charge income rose $463,000 or 63% and $849,000 or 41% over the same three and nine-month periods of 2002. Approximately $123,000 or 14% of the nine-month period increase relates to CCB’s service charges in the first quarter of 2003, which were not included in the first quarter 2002 results.  The Central Sierra acquisition increased third quarter and year-to-date non-interest income by approximately $261,000, which represents 56% of the third quarter increase and 31% of the year-to-date increase.

In addition, income from mortgage loan origination and packaging fees increased $375,000 or 34% and $1,097,000 or 41% over the same three and nine-month periods of 2002. The increase was primarily a result of:  1) an increase in the number of refinance transactions (due to historic low interest rates), 2) an increase in market share due to expansion of loan staff and marketing, 3) expansion of the mortgage product line, and 4) the Central Sierra acquisition which added approximately $126,000 to third quarter and year-to-date totals.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $1.43 million or 23% and $3.70 million or 22% over the same three and nine-month periods of 2002. Approximately $1.27 million or 34% of the nine-month period increase relates to CCB’s non-interest expenses in the first quarter of 2003, which were not included in the first quarter 2002 results.  The Central Sierra acquisition added approximately $851,000 to the three and nine-month period totals which represents 59% and 23%, respectively, of the increase.

Salaries and benefits increased $1.11 million or 35% and $2.45 million or 28% over the same three and nine-month periods of last year. This increase was due primarily to the integration of the Central Sierra and CCB employees into the Company’s operation, the increase in commissions related to the increased income on mortgage loan origination and packaging fees and the implementation of new company-wide incentive programs.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended September 30,
	2003		2002
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$4,291	2.09%	$3,178	2.11%
Occupancy & equipment	1,259	0.61%	1121	0.74%
Other expenses	2,018	0.98%	1,995	1.32%
Merger expenses	86	0.04%	0	0.00%
Amortization of core deposit and other intangibles	134	0.07%	62	0.04%
Total non-interest expense	$7,789	3.80%	$6,356	4.21%

	Nine Months Ended September 30,
	2003		2002
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$11,142	2.09%	$8,688	2.15%
Occupancy & equipment	3,464	0.65%	2,672	0.66%
Other expenses	5,453	1.02%	5,206	1.29%
Merger expenses	86	0.02%	0	0.00%
Amortization of core deposit and other intangibles	257	0.05%	138	0.03%
Total non-interest expense	$20,402	3.83%	$16,703	4.13%

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

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Non-interest expense	$7,789	$6,356	$20,402	$16,703
Merger expenses	(86)	—	(86)	—
Amortization of core deposit and other intangibles	(134)	(62)	(257)	(138)
Net non-interest expense	$7,569	$6,294	$20,059	$16,565

Fully tax equivalent income:
Net interest income	$10,137	$7,737	$27,013	$21,106
Non-interest income	2,936	2,118	7,251	5,294
Tax benefit adjustment for tax-exempt income	282	221	766	664
Total fully tax equivalent Income	$13,355	$10,076	$35,030	$27,064

Efficiency Ratio	56.68%	62.47%	57.26%	61.21%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Tax provision	$1,729	$893	$4,501	$2,390
Effective tax rate	36.9%	30.2%	36.9%	29.0%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income. The Company decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust (“REIT”) in the first quarter of 2002.   The Company’s effective tax rate increased to 36.9% for both the third quarter and nine-month periods of 2003 as compared to 30.2% and 29.0% in the same periods of 2002.  The increase in the effective tax rate is due primarily to management’s assessment that certain tax-exempt income may be recharacterized as taxable in 2003 through action by the California Legislature.  Management will continuously monitor developments throughout the year and a determination could be made to recognize a tax benefit if it appears likely that the law will remain unchanged.

Asset Quality

The Company concentrates its lending activities primarily within areas directly serviced by its branches as previously discussed.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	September 30, 2003	% of Total	December 31, 2002	% of Total
Commercial	$94,662	13.58%	$88,084	16.35%
Commercial and residential real estate mortgage	413,540	59.32%	311,030	57.73%
Commercial and residential real estate construction	170,094	24.40%	124,726	23.15%
Agricultural	14,528	2.08%	8,540	1.59%
Lease financing	2,143	0.31%	3,325	0.62%
Installment and other	4,728	0.68%	4,630	0.86%
Deferred loan fees and costs, net	(2,524)	-0.36%	(1,551)	-0.29%
Total	697,171	100.00%	538,784	100.00%
Less allowance for loan and lease losses	(10,032)	-1.44%	(7,113)	-1.32%
Total net loans and leases	$687,138		$531,671

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2003	December 31, 2002
Non-accrual loans	$661	$692
90 days past due and still accruing	—	—
Other real estate	—	489
Total non-performing assets	$661	$1,181
Non-performing assets as a% of total assets	0.07%	0.17%
Non-accrual loans as a% of gross loans	0.09%	0.13%
Ratio of allowance for loan and lease losses to non-accrual loans	15.18	10.28

The Company’s non-accrual loans decreased from $692,000 to $661,000 in the first nine months of 2003. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans increased from 10.28 to 15.18 during the first nine months of 2003.  The Company carried no other real estate as of September 30, 2003.

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

The reserve percentage increased in the third quarter of 2003 because Central Sierra had a greater percentage of land and development loans that required a higher reserve percentage.

The following table summarizes the activity in the ALLL for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Beginning balance for allowance for loan and lease losses	$8,165	$6,312	$7,113	$5,097
Provision for loan and lease losses	600	541	1,655	1,466
Charge offs:
Commercial	(251)	—	(274)	(353)
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	(9)	(25)	(35)	(62)
Total charge offs	(260)	(25)	(309)	(415)
Recoveries:
Commercial	6	25	19	48
Real estate	—	—	15	2
Agricultural	—	—	14	—
Other	—	8	4	16
Total recoveries	6	33	52	66
Net (charge offs) recoveries	(254)	8	(257)	(349)
ALLL of Central Sierra/CCB acquired during the period	1,521	—	1,521	647
Ending balance	$10,032	$6,861	$10,032	$6,861
ALLL to total loans	1.43%	1.34%	1.43%	1.34%
Annualized net (charge offs) recoveries to average loans	-0.15%	0.01%	-0.06%	-0.10%

Investment Portfolio and Other Assets

Total investment securities increased $21.1 million or 29% in the first nine months of 2003.  The increase was primarily due to short-term available-for-sale securities purchased with the excess liquidity acquired in the Central Sierra transaction.  The Company also acquired $7.9 million, or 37% of the increase, in available-for-sale securities from Central Sierra.

On June 30, 2003, the Company purchased $7 million of Bank Owned Life Insurance (BOLI) on the lives of certain directors and bank officers.  The policies are underwritten by Mass Mutual and there is an aggregate death benefit of approximately $15.8 million.  Each of the 25 group participants will receive an assignment of $25,000 of the death benefit, which totals $625,000 or approximately 4% of the total expected death benefit.  The Company believes the insurance represents an attractive yield and will offset a portion of the companies growing benefit costs.  The $7 million cash surrender value of the BOLI policies is reflected on the balance sheet in other assets and the income it generates is reported as non-interest income.

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at September 30, 2003 was 18.2% and was 10.5% at December 31, 2002.  The increased liquidity ratio at September 30, 2003 is due to approximately $60 million in cash and Fed Funds that were acquired in the Central Sierra transaction on July 11, 2003.  Liquidity will decrease to normal levels as these fed funds are deployed into loans over the next three quarters.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

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

This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity and qualifying Trust Preferred Securities) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALLL and any remaining Trust Preferred Securities).

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.  Trust Preferred Securities in the amount of  $24.8 million are included in the Company’s Tier 1 capital, as allowed by Federal Reserve regulations, in the consolidated totals below.   The remaining $11.2 million in Trust Preferred Securities are included in Tier 2.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	September 30, 2003				December 31, 2002
	CCB	Lake	Western	Company	CCB	Lake	Western	Company
Total risk-based capital to risk-weighted assets	11.0%	10.2%	10.4%	12.9%	11.4%	10.4%	10.7%	12.7%
Tier 1 capital to risk-weighted assets	9.7%	9.0%	9.1%	10.2%	10.2%	9.2%	9.5%	11.4%
Tier 1 capital to average assets (leverage ratio)	6.9%	8.6%	8.0%	8.5%	7.0%	8.5%	8.3%	9.6%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at September 30, 2003.

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

The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  Management believes historically it has effectively managed the effect of changes in interest rates on its operating results.  Management believes that it can continue to manage the short-term effect of interest rate changes under various interest rate scenarios.

The following table sets forth, as of September 30, 2003, the distribution of re-pricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

Earning assets:	Within 3 Months	After 3 Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Federal funds sold	$77,965	$—	$—	$—	$77,965
Investment securities and other	26,533	9,141	33,946	24,219	93,838
Loans	205,524	115,467	177,184	200,843	699,018
Total earning assets	310,022	124,608	211,129	225,062	870,821

Interest-bearing liabilities:
Savings	47,259	23,629	—	—	70,888
Interest-bearing transaction accounts	184,583	33,755	—	—	218,338
Time deposits	130,774	132,377	63,177	—	326,328
Trust Preferred Securities	36,000	—	—	—	36,000
Other borrowings	5,000	2,500	14,150	—	21,650
Total interest-bearing liabilities	403,616	192,262	77,327	—	673,204
Interest rate sensitivity gap	(93,594)	(67,654)	133,803	225,062	197,617
Cumulative interest rate sensitivity gap	$(93,594)	$(161,247)	$(27,444)	$197,617	$—
Interest rate sensitivity gap to total earning assets	-10.75%	-7.77%	15.37%	25.84%	22.69%
Cumulative interest rate sensitivity gap to total earning assets	-10.75%	-18.52%	-3.15%	22.69%
Ratio of rate sensitive assets to rate sensitive liabilities	0.77	0.65	2.73	N/A	1.29
Cumulative ratio	0.77	0.73	0.96	1.29	1.29

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

Because of the inherent limitations of the static GAP model described above, management deployed a new interest rate sensitivity measurement tool in April 2003 that more accurately measures the Company’s exposure to future changes in interest rates.  This model measures the expected cash flows and repricing of each financial asset/liability separately in measuring the Company’s and each bank’s interest sensitivity. Management and the Board’s Investment/ALCO Committee have carefully reviewed the initial reports that indicate that the Company as a whole is “asset sensitive”.  This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall.  The level of potential or expected contraction is considered manageable at this time.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

ITEM 4.    Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

10.5	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank. (1)

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

10.15	Placerville Branch lease is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.1 and is incorporated herein by this reference.

10.16	Executive Salary Continuation Agreement dated February 1, 2002, between Mr. Kirk N. Dowdell. (1)

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

10.24	Folsom Western Sierra National Bank branch lease and lease amendment. (1)

10.25

Agreement and Plan of Reorganization by and between the Western and Central Sierra Bank dated as of March 12, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-104817 and is incorporated herein by this reference.

10.26	Wells Fargo Note Contract dated April 10, 2003. (1)

10.27	Stock Option Agreement dated December 11, 2001 between Mr. Phillip Wood and Western Sierra Bancorp. (1)

10.28	Stock Option Agreement dated December 11, 2001 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.29	Stock Option Agreement dated April 25, 2002 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.30	Stock Option Agreement dated April 25, 2002 between Mr. Fred Rowden and Western Sierra Bancorp. (1)

10.31	Stock Option Agreement dated April 25, 2002 between Mr. Kirk Dowdell and Western Sierra Bancorp. (1)

10.32	Stock Option Agreement dated June 27, 2002 between Mr. Gary Gall and Western Sierra Bancorp. (1)

10.33	Stock Option Agreement dated June 27, 2002 between Mr. Anthony Gould and Western Sierra Bancorp. (1)

10.34	Stock Option Agreement dated March 30, 2003 between Mr. Phillip Wood and Western Sierra Bancorp. (1)

10.35	Stock Option Agreement dated March 30, 2003 between Mr. Gary Gall and Western Sierra Bancorp. (1)

10.36	Stock Option Agreement dated March 30, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp. (1)

10.37	Stock Option Agreement dated March 30, 2003 between Mr. Anthony Gould and Western Sierra Bancorp. (1)

10.38	Stock Option Agreement dated March 30, 2003 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.39	Stock Option Agreement dated March 30, 2003 between Mr. Fred Rowden and Western Sierra Bancorp. (1)

10.40	Stock Option Agreement dated January 1, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp. (1)

10.41	Stock Option Agreement dated January 1, 2002 between Mrs. Barbara Cook and Western Sierra Bancorp. (1)

10.42	Stock Option Agreement dated January 1, 2002 between Mr. William Fisher and Western Sierra Bancorp. (1)

10.43	Stock Option Agreement dated January 1, 2002 between Mr. Howard Jahn and Western Sierra Bancorp. (1)

10.44	Stock Option Agreement dated January 1, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp. (1)

10.45	Stock Option Agreement dated January 1, 2002 between Mr. Thomas Manz and Western Sierra Bancorp. (1)

10.46	Stock Option Agreement dated January 1, 2002 between Mr. Harold Prescott and Western Sierra Bancorp. (1)

10.47	Stock Option Agreement dated January 1, 2002 between Mr. Lary Davis and Western Sierra Bancorp. (1)

10.48	Stock Option Agreement dated December 31, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp. (1)

10.49	Stock Option Agreement dated December 31, 2002 between Mr. Barbara Cook and Western Sierra Bancorp. (1)

10.50	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp. (1)

10.51	Stock Option Agreement dated December 31, 2002 between Mr. Howard Jahn and Western Sierra Bancorp. (1)

10.52	Stock Option Agreement dated December 31, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp. (1)

10.53	Stock Option Agreement dated December 31, 2002 between Mr. Thomas Manz and Western Sierra Bancorp. (1)

10.54	Stock Option Agreement dated December 31, 2002 between Mr. Harold Prescott and Western Sierra Bancorp. (1)

10.55	Stock Option Agreement dated December 31, 2002 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp. (1)

10.56	Stock Option Agreement dated December 31, 2002 between Mr. Lary Davis and Western Sierra Bancorp. (1)

10.57	Stock Option Agreement dated December 31, 2002 between Mr. William Eames and Western Sierra Bancorp. (1)

10.58	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank. (1)

10.59	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank. (1)

10.60	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank. (1)

10.61	Stock Option Agreement dated July 1, 2003 between Mr. Charles Bacchi and Western Sierra Bancorp.

10.62	Stock Option Agreement dated July 1, 2003 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp.

10.63	Stock Option Agreement dated July 1, 2003 between Mr. Lary Davis and Western Sierra Bancorp.

10.64	Stock Option Agreement dated July 1, 2003 between Mr. William Fisher and Western Sierra Bancorp.

10.65	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp.

10.66	Stock Option Agreement dated July 1, 2003 between Mr. Howard Jahn and Western Sierra Bancorp.

10.67	Stock Option Agreement dated July 1, 2003 between Mr. Alan Kleinert and Western Sierra Bancorp.

10.68	Stock Option Agreement dated July 1, 2003 between Mr. Thomas Manz and Western Sierra Bancorp.

10.69	Stock Option Agreement dated July 1, 2003 between Mr. Harold Prescott and Western Sierra Bancorp.

10.70	Stock Option Agreement dated July 15, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp.

10.71

Agreement and Plan of Reorganization by and between the Western and Auburn Community Bank dated as of August 20, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-109833 and is incorporated herein by this reference.

10.72	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003.

10.73	Summary of financial terms for Western Sierra Statutory Trusts III, and IV.

11.1	Statement re: Computation of earnings per share is included in Note 3 to the financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould.

32.2	Section 906 Certification by Gary D. Gall.

(1) included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

Item #6B. Reports on Form 8-K

July 17, 2003:  Acquisition of Central Sierra Bank is completed

July 21, 2003:  Press Release results for the 2nd quarter of 2003

August 25, 2003:  Announced definitive agreement to acquire Auburn Community Bancorp.

October 21, 2003:  Press Release results for the 3rd quarter of 2003

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP
(Registrant)

Date: November 10, 2003

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President Chief Financial and Accounting Officer