Form 10-K
period 2003-12-31
WESTERN SIERRA BANCORP
filed 2004-03-15
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2003 (based on the closing sale price of the Common Stock of $31.23) was approximately $120,720,000.

As of March 10, 2004 there were 4,975,310 shares outstanding of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the Company’s Definitive Proxy Statement for the 2004 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10-13.

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve Western Sierra Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

•                       Competitive pressure in the banking industry, competition in the markets the Company operates in and changes in the regulatory environment

•                       Changes in the interest rate environment and volatility of rate sensitive deposits

•                       An increase in mortgage interest rates, which would have a negative effect on mortgage refinancing volume

•                       Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans

•                       Credit quality deterioration, which could cause an increase in the provision for loan and lease losses

•                       Devaluation of fixed income securities

•                       Asset/liability matching risks and liquidity risks

•                       Loss of key personnel

•                       Operational  interruptions including data processing systems failure and fraud

The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other information in this Report.

Item 1. Description of Business

General

The Company was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Western Sierra National Bank, and on December 31, 1996, the reorganization was effected and shares of the Company’s common stock were exchanged for the common shares held by Western Sierra National Bank’s shareholders.

In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. Each of these mergers was accounted for as a pooling of interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank was immediately merged into Western Sierra National Bank. In May of 2000, Roseville 1st National Bank was also merged into Western Sierra National Bank.

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $2.3 million to goodwill and $1.9 million to core deposit intangible assets.  In July 2002, the Sentinel Community Bank branches were transferred from Western Sierra National Bank to Central California Bank.

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 404,173 shares of the Company’s stock.  This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $11.6 million to goodwill and $2.9 million to core deposit intangible assets.  Central Sierra Bank operates as a division of Central California Bank.

In December 2003, the Company acquired Auburn Community Bank for $6.5 million in cash and 349,976 shares of the Company’s stock.  This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $14.5 million to goodwill and $1.8 million to core deposit intangible assets.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

At December 31, 2003 the Company had $1.04 billion in total assets and $873 million in total deposits.  The asset and deposit totals for each bank subsidiary at December 31, 2003 were: Western Sierra Bank - $453 million in assets and $397 million in deposits, Lake Community Bank - $116 million in assets and $105 million in deposits, Central California Bank - $353 million in assets and $308 million in deposits, Auburn Community Bank - $104 million in assets and $82 million in deposits.

Geographic market share greater than 1% of total deposits are as follows:

•                  Western Sierra Bank has approximately 4% of the Placer County market and 12% of El Dorado County

•                  Central California Bank has approximately 23% of the Tuolumne County market and approximately 14% of the Calaveras County market

•                  Lake Community Bank has approximately 20% of the Lake County market

The Company was the 35th largest bank holding company in California at December 31, 2003, with less than 1% of the market in California.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado, Cameron Park, CA, 2661 Sanders Drive, Pollock Pines, CA, 3970 J Missouri Flat Road, Placerville, CA, 1450 Broadway, Placerville, CA, 3880 El Dorado Hills Blvd., El Dorado Hills, CA, 571 5th Street, Lincoln, CA, 1545 River Park Dr. #101 & #200, Sacramento, CA, 1801 Douglas Blvd., Roseville, CA, 6951 Douglas Blvd., Granite Bay, CA, 9050 Fairway Drive, Roseville, CA and 2779 East Bidwell, Folsom, CA.   In March 2002, Western Sierra National Bank formed WSNB Investment Trust, a Real Estate Investment Trust (“REIT”), to potentially generate additional capital at Western Sierra National Bank and reduce the Company’s overall effective tax rate.

Western Sierra National Bank does not have any other subsidiaries other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve System. Lake Community Bank engages in the general commercial banking business in Lake County from its headquarters banking office located at 805 Eleventh Street, Lakeport, CA, and its branch located at 4280 Main Street, Kelseyville, CA. Lake Community Bank does not have any affiliates or subsidiaries.

Central California Bank was incorporated under the laws of the State of California on January 13, 1997 and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and became a member of the Federal Reserve System in January 2003. In July 2003, Central Sierra Bank merged into Central California Bank.  Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus counties from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its branches located at 400 E. Olive Ave, Turlock, CA, 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, CA, 18711 Tiffeni Drive, Twain Harte, CA, 22712 Main Street, Columbia, CA and loan production offices located at 3400 Tully Rd., #B, Modesto, CA, 1111 Dunbar Road, Arnold, CA,  373 West St. Charles Street, San Andreas, CA, 1239 South Main Street, Angels Camp, CA, 18281 Main Street, Jamestown, CA, 89 Lakewood Mall, Lodi, CA, 11 Ridge Road, Sutter Creek, CA, 87 Highway 26, Valley Springs, CA, and 3505 Spangler Lane, Suite 300, Copperopolis, CA.  Central California Bank does not have any affiliates or subsidiaries.

Auburn Community Bank, a state non-member bank, was originally operating under the name of Auburn National Bank which was incorporated under the laws of the State of California on July 28, 1997, and commenced operations on February 2, 1998.   On  July 29, 1999, Auburn National Bank converted from national bank to a state non-member bank and was renamed Auburn Community Bank.  Auburn Community Bank is an insured bank under the Federal Deposit Insurance Act and operates its headquarters banking office located at 412 Auburn-Folsom Road, Auburn, CA and its branch located at 11795 Atwood Road, Auburn, CA.  Auburn Community Bank does not have any affiliates or subsidiaries.

Financial Services (Customer products that are not insured by the FDIC)

In August 2003, Western Sierra National Bank announced the addition of a new division, Western Sierra Financial Services.  Woodbury Financial Services, a subsidiary of The Hartford Financial Services Group, Inc., acts as the broker-dealer for Western Sierra Financial Services.  Bank customers have access to noninsured investments for retirement strategies, college funds, and insurance products through Western Sierra Financial Services.  The program may eventually be deployed at Auburn Community Bank, Central California Bank and Lake Community Bank when management feels it is appropriate.

Subordinated Debentures

On July 10, 2001, the Company formed a wholly-owned Connecticut statutory business trust, Western Sierra Statutory Trust I (Western Trust I). On July 31, 2001 the Company issued to Western Trust I Floating Rate Junior Subordinated Deferrable Interest  Debentures due 2031 (Subordinated debentures) in the aggregate principal amount of $6,000,000. These debentures qualify as Tier 1 capital, under Federal Reserve Board guidelines. Western Trust I funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (capital securities), which were then pooled and sold to third parties. Western Trust I secured the capital securities with subordinated debentures issued by the Company. The subordinated debentures are the only asset of Western Trust I. The interest rate on both instruments is the three month LIBOR (London Interbank Offered Rate) plus 3.58%, not to exceed 12.5%, adjustable quarterly. The proceeds from the subordinated debentures were used to retire short-term debt and the related accrued interest ($3,522,000), repurchase stock ($2,076,000) and to partially fund the construction of the Company’s administrative facility.

The subordinated debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by Western Trust I, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Western Trust I.

The capital securities are mandatorily redeemable upon maturity of the Debentures on July 31, 2031, or upon earlier redemption as provided in the indenture.

On December 18, 2001, the Company formed a wholly owned Connecticut statutory business trust, Western Sierra Statutory Trust II (Western Trust II). On December 18, 2001, the Company issued to Western Trust II subordinated debentures in the aggregate principal amount of $10,000,000. These debentures qualify as Tier 1 capital, subject to limitations, under Federal Reserve Board guidelines. Western Trust II funded its purchase of the subordinated debentures by issuing $10,000,000 in capital securities, which were then pooled and sold to third parties. Western Trust II secured the capital securities with the subordinated debentures issued by the Company. The subordinated debentures are the only asset of Western Trust II. The interest rate on both instruments is three month LIBOR (London Interbank Offered Rate) plus 3.60%, not to exceed 12.5%, adjustable quarterly.

The subordinated debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by Western Trust II, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Western Trust II.

The capital securities are mandatorily redeemable upon maturity of the subordinated debentures on December 18, 2031, or upon earlier redemption as provided in the indenture.  The proceeds were used for the cash portion of bank subsidiaries acquired by the Company, construction of the Company’s administrative facility, and for general corporate purposes.

On September 30, 2003, the Company formed two wholly-owned Delaware statutory business trusts, Western Sierra Statutory Trust III (Western Trust III) and Western Sierra Statutory Trust IV (Western Trust IV). The Company issued to Western Trusts III and IV subordinated debentures in the aggregate principal amount of $10 million to each trust for a total of $20 million. These subordinated debentures, together with its previously issued subordinated debentures qualify as Tier 1 capital up to 25% of total Tier 1 capital, with the excess qualifying as Tier 2 capital up to allowable Tier 2 capital limits. The Trusts funded their purchases of the subordinated debentures by issuing a total of $10 million in capital securities in each trust, which were then pooled and sold. Western Trusts III and IV secured these capital securities with the subordinated debentures issued by the Company. The subordinated debentures are the only assets of Western Trusts III and IV. The interest rate on both instruments is the three-month LIBOR (London Interbank Offered Rate) plus 2.90% and the capital securities are callable at par after five years. The proceeds from the issuance of the subordinated debentures were used to retire $3 million in short term debt and the remainder of the proceeds (approximately $17 million) was used to pay the cash portion of the Auburn Community Bank purchase (approximately $6.5 million) and the remainder will be used for future acquisitions and general corporate purposes (approximately $10.5 million).

The subordinated debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security.  The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by Western Trusts III and IV, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Western Trusts III and IV.

  The capital securities are mandatorily redeemable upon maturity of the subordinated debentures on July 31, 2033, or upon earlier redemption as provided in the indenture. For further discussion please see the discussion of FIN 46 in recent accounting pronouncement in Part 1 of this 10-K.

Other Information Concerning the Company.    The Company holds no material patents, trademarks, licenses, franchises or concessions.

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Folsom, Lincoln, Sacramento, Roseville, Rocklin, Granite Bay, Sonora, Twain Harte, Columbia, San Andreas, Jamestown, Sutter Creek, Copperopolis, Valley Springs, Lodi, Angels Camp, Auburn, Lakeport, Antioch and the surrounding communities. The Company’s primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

The Company offers a broad range of services to individuals and businesses in its primary service areas with an emphasis upon efficiency and personalized attention. The Company provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of the Company’s subsidiary banks offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll , computer cash management and internet banking including bill payment. The Company’s subsidiary banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement, installment and credit card loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers’ checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offer other customary commercial banking services.

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At December 31, 2003, there was a customer with $7.3 million or 9.0% of total deposits at Auburn Community Bank.  There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products, mortgage products and financial products (not insured by the FDIC) through Western Sierra Financial Services. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of loans and deposits.

Employees.  At December 31, 2003, the Company and its subsidiaries employed approximately 349 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Supervision and Regulation.

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry.  Consequently, the Company and its banking subsidiaries are subject to the rules and regulations and the policies of various governmental regulatory authorities, including:

•                                                                                          the FRB;

•                                                                                          the FDIC;

•                                                                                          the Office of the Comptroller of the Currency, or OCC; and

•                                                                                          the California Department of Financial Institutions, or DFI.

The system of supervision and regulation applicable to the Company and its banking subsidiaries governs most aspects of their business, including:

•                                                                                          the scope of permissible business;

•                                                                                          investments;

•                                                                                          reserves that must be maintained against deposits;

•                                                                                          capital levels that must be maintained;

•                                                                                          the nature and amount of collateral that may be taken to secure loans;

•                                                                                          the establishment of new branches;

•                                                                                          mergers and consolidations with other financial institutions; and

•                                                                                          the payment of dividends.

General

The Company as a bank holding company registered under the BHCA, is subject to regulation by the FRB.  According to FRB policy, the Company is expected to act as a source of financial strength for its banking subsidiaries to commit resources to support them in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company and its banking subsidiaries are subject to periodic examination by the FRB.  The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its banking subsidiaries with the FRB, as may be required.

Bank Dividends to the Company

The Company is entitled to receive dividends, when and as declared by its subsidiary banks’ boards of directors.  Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code and the U.S. Code.  Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of:(i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).  With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (i) the bank’s retained earnings; (ii) net income for the bank’s last preceding fiscal year; or (iii) net income for the bank’s current fiscal year.  If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend.  Under the U.S. Code, the board of directors of a national bank may declare the payment of dividends from funds legally available, depending upon the earnings, financial condition and cash needs of the bank and general business conditions.  A national bank may not pay dividends from its capital, as dividends must be paid out of net profits then on hand, after deducting losses and bad debts.  The payment of dividends by a national bank is further restricted by federal law, which prohibits a national bank from declaring a dividend on shares of common stock until its surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of the capital stock, until one-tenth of the bank’s net profits of the preceding half-year in the case of quarterly or semi-annual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund.  Moreover, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its retained net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

It is also possible, depending upon its financial condition and other factors, that the DFI, FRB, OCC and FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

Transactions With Affiliates

The Company and any of its subsidiaries and certain related interests are deemed to be affiliates of its subsidiary banks within the meaning of Sections 23A and 23B of the Federal Reserve Act.  Under those terms, loans by a subsidiary bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the particular banking subsidiary’s capital, in the case of any one affiliate, and is limited to 20% of the banking subsidiary’s capital, in the case of all affiliates.  In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act.  These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.  The Company and its subsidiary banks are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Limitations on Business and Investment Activities

Under the BHCA, a bank holding company must obtain the FRB’s approval before:

•                                                                                          directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

•                                                                                          acquiring all or substantially all of the assets of another bank; or

•                                                                                          merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located.  In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.”  The Company, therefore, is permitted to engage in a variety of banking-related businesses.  Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

•                                                                                          making or acquiring loans or other extensions of credit for its own account or for the account of others;

•                                                                                          servicing loans and other extensions of credit;

•                                                                                          operating a trust company in the manner authorized by federal or state law under certain circumstances;

•                                                                                          leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•                                                                                          providing financial, banking, or economic data processing and data transmission services;

•                                                                                          owning, controlling, or operating a savings association under certain circumstances;

•                                                                                          selling money orders, travelers’ checks and U.S. Savings Bonds;

•                                                                                          providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

•                                                                                          underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Under the recently enacted Gramm-Leach-Bliley Act (discussed below) qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking.  Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit.  Thus, for example, the Company’s banking subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•                                                                                          the customer must obtain or provide some additional credit, property or services from or to a subsidiary bank other than a loan, discount, deposit or trust service;

•                                                                                          the customer must obtain or provide some additional credit, property or service from or to the Company or any of the banking subsidiaries; or

•                                                                                          the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy

Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines for bank holding companies and state member banks assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets.  Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations.  For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments by the Company

California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that it has retained earnings and, after the dividend, its:

•                                                                                          assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•                                                                                          current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The FRB also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Recent Legislation

From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions.  Various federal laws enacted over the past several years have provided, among other things, for:

•                                                                                          the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

•                                                                                          the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

•                                                                                          the authorization of various types of new deposit accounts, such as “NOW” accounts, “Money Market Deposit” accounts and “Super NOW” accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

The lending authority and permissible activities of certain nonbank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority.  These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

Sarbanes-Oxley Act.  During July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit.  The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services.  It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent.  The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances.  Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•                                                                                          disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

•                                                                                          the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company’s stock during lock out periods of Company’s pension plans, and any profits on such insider transactions are to be disgorged.  In addition, there is a prohibition of company loans to its executives, except in certain circumstances.  The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Company’s auditor.  The SEC also requires an issuer to institute a code of ethics for senior financial officers of the company.  Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

Regulation W.  The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the FRB’s interpretations of sections 23A and 23B.

Regulatory Capital Treatment of Equity Investments.  In December of 2001 and January of 2002, the OCC, the FRB and the FDIC on the adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies.  The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules.  Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act.  Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases.  The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital.  Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital.  Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

USA Patriot Act.  The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”).  IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Merchant Banking Investments.  The FRB and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies.  The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity.  The rule provides that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

•                                                                                          30 percent of the Tier 1 capital of the financial holding company, or

•                                                                                          after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

American Homeownership and Economic Opportunity Act of 2000.  The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions.  With respect to savings and loan associations, the Home Owners’ Loan Act was amended to:

•                                                                                          repeal the savings association liquidity requirements, and

•                                                                                          permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a non-subsidiary savings association or nonsubsidiary savings and loan holding company.

Risk-Based Capital Guidelines

General.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines.  These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%.  A bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

Qualifying Capital. A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital.  The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

•                                                                                          common stockholders’ equity;

•                                                                                          qualifying noncumulative perpetual preferred stock (including related surplus); and

•                                                                                          minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

•                                                                                          a portion of the allowance for loan and lease losses;

•                                                                                          certain types of perpetual preferred stock and related surplus;

•                                                                                          certain types of hybrid capital instruments and mandatory convertible debt securities; and

•                                                                                          a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

Risk Weighted Assets and Off-Balance Sheet Items.  Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral.  The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification.  The resulting weighted values from each of the risk classifications are added together.  This total is the bank’s total risk weighted assets.

Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process.  First, the “credit equivalent amount” of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor.  Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.  This result is added to the bank’s risk weighted assets and comprises the denominator of the risk-based capital ratio.

Minimum Capital Standards.  The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations.  The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks.  For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%.  At least 4% must be in the form of Tier 1 capital, net of goodwill.  The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.  In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital.  The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets.  The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%.  These uniform risk-based capital guidelines and leverage ratios apply across the industry.  Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

Other Factors Affecting Minimum Capital Standards

The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets.  The benchmark by federal banking agencies is the sum of:

•                                                                                          100% of assets classified loss;

•                                                                                          50% of assets classified doubtful;

•                                                                                          15% of assets classified substandard; and

•                                                                                          estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities.  Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, and collateral or loan type.  Nontraditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation.  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards.  The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital.  Deferred tax assets that can be realized for taxes paid in prior carry back years and from future reversals of existing taxable temporary differences are generally not limited.  However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

•                                                                                          the amount that can be realized within one year of the quarter-end report date; or

•                                                                                          10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy.  A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions.  Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

Prompt Corrective Action

The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks.  Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Under the regulations, a bank shall be deemed to be:

•                  “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•                  “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•                  “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•                  “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•                  “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure.  Asset growth and branching restrictions apply to “undercapitalized” banks.  Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any.  Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management.  Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%.  Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent.  All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

Interstate Banking and Branching

Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks.  Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state.  The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to many of the laws of the states in which they are located.

California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank.

Enforcement Powers

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency.  Enforcement actions may include:

•                  the appointment of a conservator or receiver for the bank;

•                  the issuance of a cease and desist order that can be judicially enforced;

•                  the termination of the bank’s deposit insurance;

•                  the imposition of civil monetary penalties;

•                  the issuance of directives to increase capital;

•                  the issuance of formal and informal agreements;

•                  the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•                  the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired.  These guidelines establish operational and managerial standards relating to:

•                  internal controls, information systems and internal audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  asset growth; and

•                  compensation, fees and benefits.

Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.  If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan.  Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending.  The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.  The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and implementing regulations.  Banks are subject to many federal consumer protection laws and regulations, including:

•                  the Community Reinvestment Act, or the CRA;

•                  the Truth in Lending Act, or the TILA;

•                  the Fair Housing Act, or the FH Act;

•                  the Equal Credit Opportunity Act, or the ECOA;

•                  the Home Mortgage Disclosure Act, or the HMDA; and

•                  the Real Estate Settlement Procedures Act, or the RESPA.

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, completing mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system.  This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  The ratings range from “outstanding” to a low of “substantial noncompliance.”

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.  In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination:

•                  overt evidence of discrimination;

•                  evidence of disparate treatment; and

•                  evidence of disparate impact.

This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable, even when there is no intent to discriminate.

The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status.  The FH Act is broadly written and has been broadly interpreted by the courts.  A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.  Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

•                  declining a loan for the purposes of racial discrimination;

•                  making excessively low appraisals of property based on racial considerations;

•                  pressuring, discouraging, or denying applications for credit on a prohibited basis;

•                  using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

•                  imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

•                  racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, and the amount financed, the total payments and the payment schedule.

HMDA grew out of public concern over credit shortages in certain urban neighborhoods.  One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.  HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans.  Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements.  Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

Other Aspects of Banking Law

The subsidiary banks are also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings.  There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Impact of Monetary Policies

Banking is a business which depends on rate differentials.  In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned by a bank on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings.  These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•                  its open-market dealings in United States government securities;

•                  adjusting the required level of reserves for financial institutions subject to reserve requirements;

•                  placing limitations upon savings and time deposit interest rates; and

•                  adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

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

Recent Accounting Pronouncements

In December, 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of a variable interest entity (VIE) that posses certain characteristics. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. The Company adopted FIN 46 on December 31, 2003.  Adoption of this standard required the Company to deconsolidate its investment in Western Sierra Statutory Trust I, Western Sierra Statutory Trust II, Western Sierra Statutory Trust III and Western Sierra Statutory Trust IV.  The deconsolidation of the Trusts, formed in connection with the issuance of trust preferred securities, appears to be an unintended consequence of FIN 46.  In management’s opinion, the effect of deconsolidation on the Company’s financial position and results of operations was not material.  In addition, management does not believe that the Company has any VIEs that would be consolidated under the provisions of FIN 46.

In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan.  This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Management has not completed its evaluation of the impact this pronouncement may have on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after   May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003,  except for mandatorily redeemable financial instruments of nonpublic entities.  For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective foe existing or new contracts for fiscal periods beginning after December 15, 2004.  The Company adopted the provisions of this Statement on July 1, 2003 and, in management’s opinion, adoption of the Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  The Statement also clarifies when a derivative contains a financing component.   The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.   In management’s opinion, adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are posted and are available at no cost on the Company’s website, www.westernsierrabancorp.com, through the Investor link, as soon as reasonably practicable after the Company files such documents with the SEC. The Company’s filings are also available through the SEC’s website at www.sec.gov.

Item 2. Properties

The Company owns nine depository branches and a corporate headquarters building.  The Company also leases twenty-two other locations (nineteen branches and three loan production offices) used in the normal course of business located throughout the Company’s service areas. There are no contingent rental payments and the Company has two sublease arrangements. Total rental expenses under all leases, including premises and equipment, totaled $1,072,000, $675,000 and $519,000 in 2003, 2002 and 2001 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2004 and the last such lease expiring during 2019. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

In March of 2002, the Company moved into its new 18,000 square foot corporate headquarters building at 4080 Plaza Goldorado Circle, Cameron Park, CA as the prior facility was no longer able to house its administrative functions.  The Company built the facility for approximately $3.2 million and later secured a loan from two of its subsidiary banks for  $2.4 million at a variable rate (6.27%, as of December 31, 2003) for a term of 10 years.  Depreciation expense for the facility in 2003 was approximately $110,000.

Management does not believe the cost of any individual lease arrangement has a material impact on its operations. Please see Footnote 10 to the consolidated financial statements for further information regarding the Company’s lease commitments.

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

 PART II

Item 5. Market Price & Dividends

The Company common stock is publicly traded on the NASDAQ National Market under the symbol “WSBA”. As of December 31, 2003, there were 1,870 shareholders of record of the Company’s common stock.

The Company’s common stock began trading on the NASDAQ National Market Exchange (NASDAQ) under the symbol “WSBA” on July 29, 1999. Prior to that date, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol “WESA”. The following table shows the high and low prices for the common stock for each quarter as reported by NASDAQ. The prices have been adjusted to reflect two 5% stock dividends on August 8, 2003 and June 14, 2002.

	Western Sierra Bancorp Common Stock Prices
	Qtr 1 2003	Qtr 2 2003	Qtr 3 2003	Qtr 4 2003	Qtr 1 2002	Qtr 2 2002	Qtr 3 2002	Qtr 4 2002
High	$29.55	$32.68	$37.05	$48.24	$19.83	$26.40	$24.13	$25.65
Low	24.60	27.89	30.40	35.35	14.44	19.31	19.38	20.91
Volume	577,649	889,738	598,699	887,074	586,273	875,747	360,985	401,841

Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the three-year period. In addition, the California Financial Code restricts the total dividend payment of any California banking corporation  in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. The Office of the Comptroller of Currency (“OCC”) the Federal Reserve Bank (“FRB”) and The Federal Deposit Insurance Corporation (“FDIC”) also may limit dividends under their supervising authority. At December 31, 2003, the subsidiaries had $18,460,000 in retained earnings available for dividend payments to the Company.

The Company’ primary source of revenue to pay dividends to its shareholders is dividends from its bank subsidiaries. The Company’s Board of Directors sets the amount and payment of any dividends by the Company. Any dividends will be decided based on a number of factors including results of operations, general business conditions, capital requirements, general financial conditions, and other factors deemed relevant by the Board of Directors. Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distributions.  As a bank holding company without significant assets other than its equity positions in its subsidiary banks, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from its subsidiary banks.

The Company has historically not paid any cash dividends to shareholders and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	458,484	$15.08	70,010
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	458,484	$15.08	70,010

Item 6. Selected Financial Data

Summary of Consolidated Financial Data and Performance Ratios

	At or for the Year ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Statements of Operations:
Interest income	$47,729	$38,895	$35,780	$34,048	$28,508
Interest expense	9,626	9,746	13,752	14,595	10,858
Net interest income	38,103	29,149	22,028	19,453	17,650
Provision for loan losses	2,270	2,026	925	380	920
Non-interest income	9,677	7,464	5,447	3,745	3,580
Non-interest expense	28,287	23,146	17,876	16,602	15,401
Income before income taxes	17,223	11,441	8,674	6,216	4,909
Provision for income taxes	7,275	3,437	3,238	2,332	1,601
Net income	$9,948	$8,004	$5,436	$3,884	$3,308
Financial Ratios:
For the year:
Return on average assets	1.21%	1.31%	1.10%	0.91%	0.87%
Return on average equity	15.42%	16.91%	14.47%	12.08%	11.71%
Net interest margin (1)	5.16%	5.34%	5.02%	5.14%	5.27%
Efficiency ratio (1)	56.50%	61.07%	63.24%	69.61%	70.50%
At December 31:
Average equity to average assets	7.83%	7.74%	7.62%	7.51%	7.44%
Total capital to risk-adjusted assets	12.04%	12.68%	14.23%	11.00%	12.40%
Allowance for loan and lease losses to loans	1.40%	1.32%	1.31%	1.33%	1.38%
Loans and leases to deposits	93.88%	92.25%	87.73%	76.68%	80.23%
Non-performing assets to capital	1.66%	2.17%	6.65%	3.10%	4.07%
Balance Sheet:
Total assets	$1,035,771	$678,284	$510,622	$474,603	$391,883
Total loans and leases	$818,789	$538,785	$388,434	$329,251	$274,356
Allowance for loan and lease losses	$11,529	$7,113	$5,097	$4,395	$3,794
Total deposits	$873,138	$589,373	$448,631	$433,771	$343,184
Shareholders’ equity	$93,437	$54,339	$39,911	$36,137	$30,915
Share Data:
Common shares outstanding (in thousands) (2)	$4,959	$4,186	$3,889	$3,992	$3,958
Book value per share (2)	$18.84	$12.98	$10.26	$9.05	$7.81
Basic earnings per share (2)	$2.26	$1.96	$1.37	$0.98	$0.84
Diluted earnings per share (2)	$2.16	$1.89	$1.34	$0.97	$0.82
Cash dividends per share	$—	$—	$—	$0.05	$0.05

(1)  ratio computed on a fully tax equivalent basis using a marginal tax rate of 35%

(2)  prior years are adjusted for stock dividends

Item 7.  Management’s Discussion & Analysis

General.    The Board of Directors and Management of Western Sierra Bancorp believe that the Company plays an important role in the economic well being of the communities it serves. Its subsidiary banks have a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by the Company and its subsidiary banks.

Various loan products are offered which promote home ownership and affordable housing, fuel job growth, and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and mortgage loans. Banking decisions are made locally and the Company’s primary goals are to maximize shareholder return and maintain customer satisfaction.

Various deposit products are offered which are geared to provide both individual and business customers with a wide range of choices. These products include both high and low volume transaction accounts, savings and money market products, certificate of deposit accounts with a wide range of maturities, and IRA accounts including Roth and Educational IRAs.

The Company also offers certain financial service products not insured by the FDIC through Western Sierra Financial Services, a division of Western Sierra National Bank.

The Company has been listed on the NASDAQ National Market since 1999 and trades on the NASDAQ exchange (symbol “WSBA”).  The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003.

The results of operations for Auburn Community Bank (ACB) from December 12, 2003, Central Sierra Bank (CSB) from July 11, 2003 and Central California Bank (CCB) from April 1, 2002 are included in the consolidated financial statements as a result of applying the purchase method of accounting for these acquisitions.  See Footnote 2 to the consolidated financial statements for further information regarding the Company’s acquisition activity.

Application of Critical Accounting Policies

Critical Accounting Policies

The accounting and reporting policies of The Company and its subsidiaries conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company’s most significant accounting policies is contained in Note 1 to the consolidated financial statements. The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management’s best estimate of inherent losses in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for losses on loans and leases charged to expense and reduced by loans and leases charged off, net of recoveries. The provision for loan and lease losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans and leases, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan and lease loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

The Company’s Audit Committee engages experienced independent loan portfolio review professionals many of which are former bank examiners.  The Audit Committee determines the scope of such reviews and will provide the report of findings to management and the Board’s Loan Committee after they have accepted it.  Theses reviews are supplemented with periodic reviews by the Company’s’ credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

Estimation of Fair Value. Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the Consolidated Balance Sheet at fair value or at the lower of cost or fair value. Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties.

Fair values for the majority of the Company’s available for sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions. For trading account assets, fair value is estimated giving consideration to the contractual interest rates, weighted-average maturities and anticipated prepayment speeds of the underlying instruments and market interest rates. (The fair values of residual interests in loans securitized or sold are estimated through the use of a model based on prepayment speeds, weighted-average life, expected credit losses and an assumed discount rate.)

Goodwill.  Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually.  While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

FINANCIAL CONDITION

2003 Compared to 2002

Total assets at December 31, 2003 were $1.04 billion, an increase of $357 million, or 52.7%, over total assets of $678 million at December 31, 2002. This asset growth of $357 million was comprised of $237 million, or 35.0%, from the acquisition of CSB and ACB, and the remaining 17.7% was attributed to internal growth. The Company has completed six bank acquisitions since 1999 which has had a significant positive impact on its growth rate.  While management continues to examine the feasibility and financial benefit of other potential bank acquisitions, there are no assurances that such transactions will occur.  If the Company does not complete additional acquisitions, its future balance sheet growth rate will be negatively effected. Since 1998, the Company has grown $885 million in total assets, an annual compounded growth rate of approximately 47%, to $1.04 billion at December 31, 2003. This historical growth was approximately 58% by acquisition and 42% by internal growth.

Included in accrued interest receivable and other assets on the consolidated balance sheet at December 31, 2003, is bank owned life insurance (BOLI) with a cash surrender value of $13,841,000.  The increase of $9,149,000 over the cash surrender value of $4,692,000 at December 31, 2002 was primarily due to the purchase of $7,790,000 in new policies in connection with an officer supplemental life insurance plan.  In 2003, the BOLI earned a rate of return of approximately 5.60%.

During 2003, the Company invested $1,706,000 in a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Company has remaining capital commitments to this partnership at December 31, 2003 in the amount of approximately $3,167,000.

At December 31, 2003, loans were $819 million, an increase of $280 million or 52.0%, over total loans of $539 million at December 31, 2002. Loan growth was the result of the acquisition of CSB and ACB, which contributed a combined $159 million or 57% of the loan growth in 2003, continued marketing efforts and strong demand in our market area.  In addition, the Company purchased approximately $19 million in loan pools and individual loans from local banks in order to further diversify the portfolio and maximize profitability. The Company applies the same underwriting standards in loan pool purchases as it does when it originates its own loans.

While the Company has benefited from operating in growing economic markets and the resulting strong loan demand, there can be no assurances that such demand will continue.  The Company also operates in very competitive markets and competition may result in the loss of key employees that generate revenue as well as negatively effect the pricing of the Company’s products.

Total deposits at December 31, 2003 were $873 million, an increase of $284 million, or 48.1%, over total deposits of $589 million at December 31, 2002. Included in the $284 million growth figures is $211 million in deposits acquired in the CSB and ACB acquisitions, which represents 75% of 2003 total deposit growth.  A large portion of the deposit growth occurred in non-interest bearing deposits, which increased 37% to $222 million at December 31, 2003.  Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did have an operational cost to the Company of approximately $111,000 for 2003, which resulted in an effective cost of these deposits of approximately 0.52% for 2003.  NOW accounts increased 68.7% to $114 million and money market accounts increased 122% to $151 million at December 31, 2003.  The majority of the Company’s deposits remain local core deposits.

At December 31, 2003, the Company had a combined total of $20.7 million in outstanding short and long-term borrowings comprised of overnight federal funds advances and longer-term Federal Home Loan Bank (“FHLB”) borrowings.  The balance at year-end 2003 represents a $6.2 million increase over the borrowings outstanding at December 31, 2002.  These funds were borrowed primarily because of strong loan demand at year end as well as management’s desire to take advantage of the historic low rates available which management believes the Company will benefit from in a rising rate environment.  At December 31, 2003, the Company had $36 million outstanding in variable rate subordinated debentures, resulting in $1,122,000 in interest expense at a cost of 5.24%.

Total shareholders’ equity at December 31, 2003 was $93.4 million, an increase of $39.1 million over total shareholders’ equity of $54.3 million at December 31, 2002. The increase in equity is due to an increase in retained earnings of  $3.4 million, an increase in common stock of $35.5 million from the CSB and ACB acquisitions and the exercise of stock options by employees and directors, and an increase of $212,000 representing unrealized gains on available-for-sale securities. Please see the consolidated statement of changes in shareholders’ equity in the consolidated financial statements for a detailed analysis of these changes.

2002 Compared to 2001

Total assets at December 31, 2002 were $678 million, an increase of $168 million, or 32.8%, over total assets of $511 million at December 31, 2001. Of the 32.8% asset growth, $68 million, or 13.3%, came from the acquisition of CCB and the remaining 19.5% was attributed to internal growth.

At December 31, 2002, loans were $539 million, an increase of $150 million, or 38.7%, over total loans of $388 million at December 31, 2001. Loan growth was the result of continued marketing efforts, strong demand in our market area and the acquisition of CCB which contributed $47 million of loan growth in 2002 .  In addition, the Company purchased approximately $10.7 million in loan pools from local banks in order to further diversify the portfolio and maximize profitability. Western Sierra applies the same underwriting standards in loan pool purchases as it does when it originates its own loans.

Total deposits at December 31, 2002 were $589 million, an increase of $140 million, or 31.4%, over total deposits of $449 million at December 31, 2001. Included in the $140 million growth figures is $62 million in deposits acquired in the CCB acquisition, which represents 44% of 2002 total deposit growth.  A large portion of the deposit growth occurred in non-interest bearing deposits, which increased 62% to $162 million at December 31, 2002.  Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did have an operational cost to the Company of approximately $177,000 for 2002, which resulted in an effective cost of these deposits of approximately 0.71% for 2002.  NOW accounts increased 15.6% to $67.3 million and money market accounts increased 21.7% to $68.0 million at December 31, 2002.  The majority of the Company’s deposits remain local core deposits.

At December 31, 2002, the Company had $14.5 million outstanding in short-term borrowings comprised of overnight federal funds advances and longer-term Federal Home Loan Bank (“FHLB”) borrowings, a $12.2 million increase over short-term borrowings outstanding at December 31, 2001.  These funds were borrowed primarily because of strong loan demand at year-end as well as management’s desire to take advantage of the historic low rates available.  In addition, $16 million in subordinated debentures were outstanding throughout 2002.

Total shareholders’ equity at December 31, 2002 was $54.3 million, an increase of $14.4 million over total shareholders’ equity of $39.9 million at December 31, 2001. The increase in equity is due to an increase in retained earnings of  $3.1, million an increase in common stock of  $10.0 million from the CCB acquisition and the exercise of stock options by employees and directors, an increase of $400,000 from the release of previously unearned ESOP shares, and an increase of $884,000 representing unrealized gains on available-for-sale securities. Please see the consolidated statement of changes in shareholders’ equity in the consolidated financial statements for a detailed analysis of these changes.

RESULTS OF OPERATIONS

Net Income.  The Company recorded net income of $9.95 million, or $2.16 diluted earnings per share, for the year ended December 31, 2003 compared to net income of $8.0 million, or $1.89 diluted earnings per share, in 2002 and net income of $5.4 million, or $1.34 diluted earnings per share, in 2001.

Included in the 2003 results are after tax charges for merger expense of $123,000 or $.03 per share, amortization of core deposit intangibles of $258,000 or $.06 per share and a one time charge of $940,000 or $.20 per share to fully reserve for all historical REIT benefits and any expected interest, penalties and professional costs to dissolve the REIT structure.

For more discussion on the REIT see “Income Taxes” below.

The increase in net income for each year above is generally attributed to increases in net interest income driven by an increase in earning assets and growth in mortgage department revenues, partially offset by an increase in the provision for loan and lease losses and operating expenses.

Net Interest Income and Net Interest Margin.   Total interest income increased from $35.8 million in 2001 to $38.9 million in 2002, and to $47.7 million in 2003, representing a 8.7% increase in 2002 over 2001 and a 22.7% increase in 2003 over 2002. The total interest income increases in the periods discussed were primarily the result of growth in loans and loan fee income.  On a tax equivalent basis, the Company increased interest income by  $13.0 million in 2003 as a result of additional loan balances outstanding offset by a $4.2 million reduction as a result of declining rates.  The net result was an increase of $8.8 million in tax equivalent interest income.  In 2002, the Company increased interest income by  $9.7 million as a result of additional loan balances outstanding offset by a $6.4 million reduction as a result of declining rates.  The net result was an increase of $3.3 million in tax a equivalent interest income.

The loan-to-deposit ratio averaged 89% for the year 2003 as compared to 88% in 2002 and 80% in 2001.  Although rates declined steadily in 2002 and 2003, the Company’s yield on earning assets declined at a slower pace primarily as a result of a higher percentage of assets shifted to loans from lower yielding securities and because approximately 69% of the Company’s loans (as of December 31, 2003) were fixed or had reached contractual interest rate floors.  At December 31, 2003, the Company’s balance sheet was “asset sensitive”, that is, it is expected that interest margin will expand as prevailing interest rates in the marketplace increase.   While the contractual floors on loans have benefited the Company as rates have declined, they will retard the expansion of the Company’s interest margin as rates increase, especially in the first 1% increase in prevailing interest rates.

Total interest expense decreased from $13.8 million in 2001 to $9.7 million in 2002, and decreased again to $9.6 million in 2003, representing a 29.1% decrease in 2002 from 2001, and a 1.2% decrease in 2003 from 2002. The decrease in interest expense in 2003 and 2002 was due to lower interest rates across all deposit types while being applied to a larger deposit base and a change in the deposit mix from higher to lower cost deposit types.  The Company experienced a reduction in interest costs of approximately $3.4 million in 2003 as a result of declining rates, offset in part by a $3.3 million interest cost increase as a result of increased volume in deposits.  In 2002, the Company saved approximately $6.6 million as a result of declining rates, offset in part by a $2.6 million interest cost increase as a result of increased volume in deposits.

Net interest income for 2003, on a tax equivalent basis, increased by $8.9 million or 30% from 2002.  The Company’s net interest margin (on a fully tax equivalent basis) has remained relatively stable during the past three years, initially increasing to 5.34% in 2002 from 5.02% in 2001 and then declining to 5.16% in 2003. This stabilized margin has occurred during a time when many in the Company’s peer group have experienced significant compression of their margins and a resulting negative effect on net income.  The primary reasons that the Company was able to stabilize its net interest margin during this challenging rate environment are 1) an increase in the loan to deposit ratio 2) the benefit of fixed rate loans and loans that have reached contractual interest rate floors and 3) a greater percentage of non-interest deposits to total deposits.

The following table presents, for the years indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resulting yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans. Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent (dollars in thousands).

	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Earning assets:
Portfolio loans (1)	$633,641	$44,408	7.01%	$465,359	$34,983	7.52%	$357,081	$30,879	8.65%
Taxable investment securities	40,239	1,438	3.57%	41,565	2,112	5.08%	44,294	2,757	6.22%
Tax exempt investment securities	31,000	2,136	6.89%	30,354	2,211	7.28%	21,766	1,618	7.43%
Federal funds sold	47,640	491	1.03%	21,781	338	1.55%	28,133	1,155	4.11%
Interest bearing deposits in banks	1,401	46	3.28%	1,963	82	4.18%	641	42	6.55%
Average earning assets	753,921	48,520	6.44%	561,022	39,726	7.08%	451,915	36,451	8.07%
Other assets	78,775			56,426			45,546
Less ALLL	(8,884)			(6,229)			(4,701)
Average total assets	$823,812			$611,219			$492,760
Interest-bearing liabilities:
Savings deposits	$237,867	1,808	0.76%	$173,328	1,731	1.00%	$138,644	2,311	1.67%
Time deposits	305,985	6,444	2.11%	232,638	6,813	2.93%	217,687	11,162	5.13%
Other borrowings (2)	38,133	1373	3.60%	27,201	1203	4.42%	4,933	279	5.66%
Average interest - bearing liabilities	581,985	9,625	1.65%	433,167	9,747	2.25%	361,264	13,752	3.81%
Non-interest bearing deposits	169,855			123,870			90,063
Other liabilities	7,471			6,857			3,865
Shareholders’ equity	64,501			47,325			37,568
Average liabilities and equity	$823,812			$611,219			$492,760
Net interest spread (3)			4.79%			4.83%			4.26%
Net interest income and margin (4)		$38,895	5.16%		$29,979	5.34%		$22,699	5.02%

(1) Included in portfolio loan interest income is loan fee income of $2,631,000, $1,404,000 and $999,000 for the years ended December   31, 2003, 2002 and 2001, respectively.

(2) For the purpose of this schedule the Company’s subordinated debentures is included in other borrowings.

(3) Net interest spread is calculated by subtracting the cost of average interest-bearing liabilities from the yield on average earning assets.

(4) Net interest margin is calculated by dividing net interest income by average total assets.

The following table sets forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to rate or volume have been allocated to rate. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent (dollars in thousands).

	2003 over 2002 Change in net interest income due to			2002 over 2001 Change in net interest income due to
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Portfolio loans (1)	$12,650	$(3,225)	$9,425	$9,363	$(5,259)	$4,104
Taxable investment securities	(67)	(607)	(674)	(170)	(475)	(645)
Tax exempt investment securities	47	(121)	(74)	638	(46)	592
Federal funds sold	401	(248)	153	(261)	(556)	(817)
Interest bearing deposits in banks	(23)	(13)	(36)	87	(47)	40
Average earning assets	13,008	(4,214)	8,794	9,657	(6,383)	3,274
Interest-bearing liabilities:
Savings deposits	645	(568)	77	578	(1,158)	(580)
Time deposits	2,148	(2,517)	(369)	767	(5,116)	(4,349)
Other borrowings (2)	483	(313)	170	1,259	(335)	924
Total interest-bearing liabilities	3,276	(3,398)	(122)	2,604	(6,609)	(4,005)
Net interest differential	$9,732	$(816)	$8,916	$7,053	$226	$7,279

(1) Included in portfolio loan interest income is the increase in loan fee income of $1,267,000 for 2003 over 2002 and $405,000 for 2002 over 2001.

(2) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest income.    Non-interest income increased 29.6%, or $2.2 million, to $9.7 million for 2003 as compared to $7.5 million for 2002. Non-interest income for 2002 increased by $2.0 million or 37.0% from the $5.4 million earned during 2001.

The following table describes the components of non-interest income for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	NON-INTEREST INCOME >1% of Gross Revenue

	Year Ended December 31,
	2003		2002		2001
	Income	% of avg assets	Income	% of avg assets	Income	% of avg assets
Service charges	$4,144	0.50%	$2,812	0.46%	$2,306	0.47%
Gain on sale and packaging of loans	4,730	0.57%	3,995	0.65%	2,584	0.52%
Gain on sale and call of investment securities, net	18	0.00%	49	0.01%	120	0.02%
Other income	785	0.10%	608	0.10%	437	0.09%
Total	$9,677	1.17%	$7,464	1.22%	$5,447	1.11%

The increase in non-interest income in 2003 from 2002 and 2001 was primarily from increases in the gain on sale and packaging of loans as a result of an improved market for home mortgages due to decreasing interest rates.  The Company’s mortgage banking activities contributed approximately $870,000, $704,000 and $417,000 in 2003, 2002 and 2001, respectively, to pretax income after allocation of interest and administrative costs incurred to support the mortgage group’s activities.  While the Company’s mortgage activities have benefited from historically low interest rates, if interest rates where to rise significantly it would have a negative effect on the refinancing activities, which currently comprise 55% of its mortgage business.  The Company obtained approximately 45% of its mortgage business from purchase transactions which management expects will not be as exposed in a future cycle of increasing interest rates.  Service charges also increased significantly (47%) primarily as a result of adding new accounts both organically and through the acquisition of three banks (CCB, CSB, and ACB) in 2002 and 2003.

Non-interest expense.    Non-interest expense amounted to $28.3 million in 2003, $23.1 million in 2002 and $17.9 million in 2001.  This represents an increase of $5.2 million, or 22.2%, in 2003 over 2002 and an increase of $5.3 million, or 29.5%, in 2002 when compared to 2001.  The primary reason for the 22% increase in operating expenses in 2003 vs. 2002 is the acquisition of three bank subsidiaries and the resulting cost structure that remained after the accounting, loan administration, compliance, data processing and human resource functions were folded into the Company’s holding company structure.

The Company’s primary measure of its cost containment strategies is the “Efficiency ratio” (total operating expense divided by total tax adjusted revenue), which is a standard measure in the banking industry.  The efficiency ratio is effectively the cost of generating $1 in net revenue (net interest income plus other income).  In 2003, it cost the Company approximately $0.565 to generate $1.00 in net revenue.  As the Company leveraged its cost structure and managed expense growth to a rate slower than growth in net interest income, the Company’s efficiency ratio has improved from 63.2% in 2001 to 61.1% in 2002 and 56.5% in 2003.

The Company continues to believe that to be able to compete in the current environment of decreasing interest margins and increased competition, the controlling of operating expenses is essential.  The consolidation of many administrative functions such as purchasing, human resources, advertising, accounting, treasury and data processing are essential in successfully deploying a multi-bank holding company business model.  Management continues to closely monitor this area.

Salaries and benefits have continued to increase due primarily to mortgage commissions, incentives and the addition of ACB, CSB and CCB personnel.  Mortgage commissions increased 19.6% in 2003 to $2.11 million from $1.77 million in 2002.   Incentives paid (primarily for loan production and officer performance) increased 49.6% in 2003 to $1.99 million from $1.33 million in 2002. The increase in related revenues more than compensates for increases in mortgage commissions and employee incentives.

Professional fees decreased by $497,000 in 2003 versus 2002.  In 2002, the Company had expenditures of approximately $240,000 to establish the Real Estate Investment Trust as a subsidiary of Western Sierra National Bank.  For further discussion, see “Income Taxes” below.

Data processing fees increased significantly in 2002 due to the write down of approximately $200,000 for certain equipment that was retired as part of a system upgrade and management’s decision to outsource its primary data and item processing functions in the third quarter of 2001.  Data processing expense was flat in 2003 despite the Company’s growth as the investment made in prior periods was leveraged more effectively.

In 2003, other operating expenses increased $552,000 over 2002 due to the acquisition of three banks (CCB, CSB, and ACB) in 2002 and 2003.  Management expects that all non-interest expense categories will increase in 2004 because CSB and ACB were not included in the results of operations for all of 2003.

The following table describes the components of other non-interest expense as a percentage of average assets for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	NON-INTEREST EXPENSE >1% of Gross Revenue
	Year Ended December 31,
	2003		2002		2001
	Expense	% of Avg Assets	Expense	% of Avg Assets	Expense	% of Avg Assets
Salaries and benefits	$15,455	1.88%	$12,161	1.99%	$9,503	1.93%
Occupancy/FF&E	4,746	0.58%	3,705	0.61%	2,804	0.57%
Merger expenses	186	0.02%	—	0.00%	—	0.00%
Professional fees	1,096	0.13%	1,593	0.26%	1,529	0.31%
Data processing	1,084	0.13%	1,083	0.18%	496	0.10%
Stationery and supplies	623	0.08%	517	0.08%	432	0.09%
Advertising/Promotion	364	0.04%	258	0.04%	218	0.04%
Insurance	696	0.08%	344	0.06%	244	0.05%
Other operating expense	4,037	0.49%	3,485	0.57%	2,650	0.54%
Total	$28,286	3.43%	$23,146	3.79%	$17,876	3.63%

Provision for Loan and Lease Losses.    The provision for loan and lease losses corresponds directly to the level of the allowance that management deems sufficient to offset potential losses. The balance in the allowance reflects the amount which, in management’s judgment, is adequate to provide for these potential losses after weighing the mix of the loan and lease portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimating loan and lease losses.

Management allocated $2,270,000 as a provision for loan and lease losses in 2003, $2,026,000 in 2002 and $925,000 in 2001. Loan charge-offs, net of recoveries, were $495,000 in 2003, $657,000 in 2002 and $223,000 in 2001.  The ratio of net loan charge-offs to average gross loans and leases was 0.08% in 2003, 0.14% in 2002 and 0.06% in 2001.  The ratio of the allowance for loan and lease losses to total gross loans and leases was 1.40% in 2003, 1.32% in 2002, and 1.31% in 2001.

In determining the provision for each of the last three years and the resulting loan loss reserve ratio to gross loans and leases, management considered, among other factors, loan and lease loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan and lease losses, independent loan and lease reviews, current charges to and recoveries within the allowance for loan and lease losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

In management’s opinion, the allowance for loan and lease losses at December 31, 2003 was sufficient to sustain any foreseeable losses in the loan and lease portfolio at that time. However, no assurances can be given that the Company will not sustain substantially higher loan and lease losses.

Income Taxes.    Income taxes were $7.3 million in 2003, $3.4 million in 2002 and $3.2 million in 2001, representing effective tax rates of 42.2%, 30.0% and 37.3%, respectively.  The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses.  The Company’s tax provision is also affected by increases in the Company’s net income in comparison to the relative amount of tax-exempt income. The Company decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust (“REIT”) at Western Sierra National Bank in the first quarter of 2002.    The Company recognized approximately $820,000 in tax benefits, offset in part by approximately $158,000 (on an after tax basis) in professional fees, on its December 31, 2002 financial statements in connection with the REIT.

The Company’s tax rate increased to 42.2% in 2003 vs. 30.0% in 2002 as a $940,000 charge was taken to tax expense in December 2003.  Had this charge not been taken, the Company’s tax rate would have been approximately 36.8%.  In early 2003, the Company’s management decided not to recognize any additional California state tax benefits associated with the REIT until there was more clarity as to California’s position on the application of state tax laws with respect to the REIT.  As a result of management’s decision not to recognize any benefit in 2003, no change to taxes accrued for earnings generated in 2003 was required.

The Chief Counsel of the Franchise Tax Board, in an announcement released on December 31, 2003, declared the position of the Franchise Tax Board with respect to certain REIT transactions. As a result of that announcement, and after conferring with two independent tax experts, management made the decision to (i) fully reserve for all state tax benefits previously recognized in 2002 in connection with the REIT and (ii) establish appropriate reserves for related potential costs.  The accrual for this reserve resulted in a reduction in 2003 earnings of approximately $940,000 or $.20 per share.

The Company is not under examination by any taxing authority for this or any other issue.  The Company will remit all taxes due to the state and continue to monitor developments concerning the REIT.  The Company reserves its right to appeal this issue and claim a refund of payments made if the matter is favorably resolved in the future.

Liquidity.    A Funds Management Policy has been developed by the Company’s management, and approved by the Company’s Board of Directors, which establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the customers, maintain adequate reserves as required by regulatory agencies and maximize earnings. Liquidity at December 31, 2003 was 9.6%, at December 31, 2002 was 10.5% and at December 31, 2001 was 17.1% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. In addition, the Company substantially increased its borrowing capacity from its correspondent banks in 2003.  At December 31, 2003, the aggregate consolidated unused borrowing capacity of each subsidiary bank and of the Company was approximately $83 million.  Management believes it maintains adequate liquidity levels.

Investment Portfolio.    The Company classifies its investment securities as trading, held to maturity or available for sale. The Company’s intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of investment securities, their carrying value and their weighted average yields at December 31, 2003. Excluded categories are those that are not due at a single maturity date, including government guaranteed mortgage-backed securities, SBA loan pools, and stocks.  Yields on tax-exempt securities have not been computed on a tax-equivalent basis (dollars in thousands).

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Available for Sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	0.00%	$2,244	3.10%	$6,018	3.65%	$2,050	1.80%	$10,312	3.16%
Municipal obligations	46	4.57%	1,285	4.88%	4,959	3.94%	27,117	4.72%	33,407	4.61%
Corporate and other bonds	—	0.00%	—	0.00%	—	0.00%	1,033	9.41%	1,033	9.41%
U.S. Treasury	2,600	1.00%	—	0.00%	—	0.00%	—	0.00%	2,600	1.00%
Stock and other investments	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Total	$2,646	1.06%	$3,529	3.75%	$10,978	3.78%	$30,200	4.68%	$47,353	4.20%

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Held to Maturity	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$499	4.19%	$—	0.00%	$0	0.00%	$—	0.00%	$499	4.19%
Municipal obligations	—	0.00%	—	0.00%	963	5.04%	1,418	4.90%	2,381	4.96%
Total	$499	4.19%	$—	0.00%	$963	5.04%	$1,418	4.90%	$2,880	4.83%

The following tables summarize the values of the Company’s investment securities held on the dates indicated (dollars in thousands):

	December 31,
	2003	2002	2001
Available for Sale (Amortized Cost)
U.S. Government agencies	$39,179	$27,958	$32,969
Municipal obligations	32,057	28,236	27,474
Corporate and other bonds	993	1,994	5,032
U.S. Treasury	2,606	—	—
Stock and other investments	3,321	1,830	2,309
Total	$78,156	$60,018	$67,784

Available for Sale (Market)
U.S. Government agencies	$39,136	$28,231	$32,718
Municipal obligations	33,412	28,953	27,212
Corporate and other bonds	1,033	2,023	5,119
U.S. Treasury	2,600	—	—
Stock and other investments	3,321	1,831	2,409
Total	$79,502	$61,038	$67,458

Held to Maturity (Amortized Cost)
U.S. Government agencies	$1,677	$4,618	$3,770
Municipal obligations	2,381	3,383	3,414
Total	$4,058	$8,001	$7,184

Held to Maturity (Market)
U.S. Government agencies	$1,697	$4,670	$3,789
Municipal obligations	2,522	3,533	3,495
Total	$4,219	$8,203	$7,284

Loan and Lease Portfolio.    The Company experienced a 54.7% increase in loan production during 2003 over 2002.  Non-performing assets totaled $1.6 million or .15% of total assets, compared to $1.2 million, or .17% of total assets at December 31, 2002. Management believes that all of the Company’s asset quality ratios compare favorably with its peer group. The allowance for loan and lease losses totaled $11.5 million, equaling 1.40% of loans and leases outstanding, compared to $7.1 million, or 1.32%, a year ago.

The Company’s largest historical lending categories are real estate secured and commercial loans. These categories accounted for approximately 84.5% and 13.4%, respectively, of the total loan portfolio at December 31, 2003, and approximately 80.8% and 16.3%, respectively, of the total loan portfolio at December 31, 2002. Loans are carried at face amount, less payments collected and the allowance for possible loan and lease losses. Interest on all loans and leases is accrued monthly on a simple interest basis. Typically, once a loan or lease is placed on non-accrual status, the Company reverses interest accrued through the date of the transfer. Loans and leases are placed on non-accrual status when principal or interest on a loan or lease is past due 90 days or more, unless the loan or lease is both well secured and in the process of collection. Interest actually received for loans and leases on non-accrual status is recognized as income at the time of receipt for loans and leases for which the ultimate collectibility of principal is not in doubt.  Problem loans are maintained on accrual status only when management is confident of full repayment within a reasonable period of time.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate varies. At December 31, 2003 and 2002, approximately 31% and 32%, respectively, of the  loan portfolio was comprised of variable rate loans that were not at contractual floors.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands).

	December 31,
	2003		2002		2001		2000		1999
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Real estate mortgage	$495,948	60.6%	$311,030	57.7%	$235,981	60.8%	217,095	65.9%	157,368	57.4%
Real estate construction	195,889	23.9%	124,726	23.1%	72,051	18.5%	59,106	18.0%	$41,758	15.2%
Commercial	109,685	13.4%	88,084	16.3%	64,931	16.7%	38,854	11.8%	51,205	18.7%
Lease financing	2,016	0.2%	3,325	0.6%	3,496	0.9%	3,982	1.2%	1,763	0.6%
Installment	5,795	0.7%	4,630	0.9%	4,461	1.1%	6,051	1.8%	7,680	2.8%
Agriculture	12,185	1.5%	8,540	1.6%	8,574	2.2%	5,025	1.5%	15,370	5.6%
Less deferred fees	(2,729)	-0.3%	(1,551)	-0.3%	(1,060)	-0.3%	(862)	-0.3%	(788)	-0.3%
Total loans	818,789	100.0%	538,785	100.0%	388,434	100.0%	329,251	100.0%	274,356	100.0%
Less provision for loan and lease losses	(11,529)		(7,113)		(5,097)		(4,395)		(3,794)
Net loans	$807,260		$531,671		$383,337		$324,856		$270,562

Real Estate Loans.    Real estate loans are primarily made for the purpose of purchasing, refinancing, improving or constructing family residences as well as commercial and industrial properties.

At December 31, 2003, $83 million of the Company’s commercial real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative commercial buildings and the remaining $19 million consisted of loans secured by first trust deeds on the construction of owner occupied commercial buildings.  The minimum loan to appraised value is generally 80% for conforming real estate loans, 75% for construction, 75% for nonconforming real estate and 75% for commercial real estate loans. Construction loans are generally written with terms of 12 to 18 months.  The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the leasing of the project at projected lease rates within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Company’s lending areas.  To date, the Company has not suffered any significant losses through its speculative commercial real estate construction loans.

At December 31, 2003, approximately $32 million of the Company’s single family real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative single family dwellings and the remaining $40 million consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings.  Construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower’s inability to complete and sell the project, the borrower’s incorrect estimate of necessary construction funds and/or time for completion and economic changes, including depressed real estate values and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records. To date the Company has not suffered any significant losses through its speculative single-family real estate construction loans.

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

The Company extends lines of credit to business customers. On business credit lines, the Company specifies a maximum amount that it stands ready to lend to the customer during a specified period in return for which the customer agrees to maintain its primary banking relationship with the Company. The purpose for which such loans will be used and the security pledged, if any, are determined before the commitment is extended. Normally the Company does not make credit line commitments in material amounts for periods in excess of one year.

Mortgage Loans.  Mortgage loans are generated by the Company’s Mortgage Division for the purpose of resale in the secondary market.   The loans are Fannie Mae and Freddie Mac conforming product and are sold by the Company without retaining servicing rights. Purchase transactions accounted for approximately 45% of dollars funded in 2003, with the balance refinance transactions. Management expects rising rates would have a negative effect on the Mortgage Division’s volume, especially in refinance activity.  Sales generated $4.7 million in fees to the Company in 2003.

Loan Commitments.    In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2003, the Company had $161.1 million in unfunded commercial real estate loan commitments that are secured by real estate and $49.9 million in unfunded commercial commitments that are secured by collateral other than real estate or are unsecured.  In addition, the Company had $48.9 million in other unused commitments. The Company’s undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represent undisbursed funding on construction projects in process. Mortgage loan commitments represent approved but unfunded mortgage loans in connection with the Company’s mortgage banking business.

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 60% of the commitments at December 31, 2003 will be exercised during 2004.

Maturity Distribution.    The following table sets forth the maturity of certain loan categories as of December 31, 2003. Excluded categories are residential mortgages of 1-4 family residences, personal installment loans and lease financing. Also provided with respect to included loans are the amounts due after one year, classified according to sensitivity to changes in interest rates (dollars in  thousands).

	Within One Year	After One Through Five Years	After Five Years	Total
Commercial and agricultural	$56,378	$42,428	$23,064	$121,870
Real Estate—construction	130,354	30,057	35,478	195,889
Total	$186,732	$72,485	$58,542	$317,759
Loans maturing after one year with:
Fixed interest rates		$13,622	$5,009	$18,631
Variable interest rates		58,863	53,533	112,396
Total		$72,485	$58,542	$131,027

Real estate construction loans maturing after one year are made up of construction and mini-perm loans.  The construction phase of these loans generally runs from 12 to 18 months.

Asset Quality.    The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes. The Board of Directors, through the loan committee, reviews the asset quality of new and problem loans and leases on a monthly basis and reports the findings to the full Board of Directors.  In management’s opinion, this loan review system facilitates the early identification of potential problem loans and leases.

The Company places loans and leases 90 days or more past due on non-accrual status unless the loan or lease is well secured and in the process of collection. A loan or lease is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan or lease is placed on non-accrual status, the Company’s general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans and leases is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal or interest on a loan or lease is considered to be doubtful by management, it is placed on non-accrual status prior to becoming 90 days delinquent.

Interest income is recognized on impaired loans and leases in a manner similar to that of the rest of the portfolio. It is the Company’s policy to place impaired loans and leases that are delinquent 90 days or more as to principal or interest on non-accrual status unless secured and in the process of collection and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on non-accrual loans and leases are recognized as income only where the future collection of principal is considered by management to be probable.

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated (dollars in thousands).

	December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans and leases	$1,554	$692	$2,656	$1,121	$543
Accruing loans and leases past due 90 days or more	—	—	—	—	—
Restructured loans and leases (in compliance with modified terms)	—	—	—	—	—
Total nonperforming loans and leases	1,554	692	2,656	1,121	543
Other real estate	—	489	—	—	715
Total nonperforming assets	$1,554	$1,181	$2,656	$1,121	$1,258
Nonperforming loans and leases to total loans and leases	0.19%	0.13%	0.68%	0.34%	0.20%
Nonperforming assets to total assets	0.15%	0.17%	0.52%	0.24%	0.32%
Allowance for loan and lease losses to nonperforming assets	7.42	6.02	1.92	3.92	3.02
Allowance for loan and lease losses to nonperforming loans and leases	7.42	10.28	1.92	3.92	6.99

The following table provides certain information for the years indicated with respect to the Company’s allowance for loan and lease losses as well as charge-off and recovery activity (dollars in thousands).

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance at beginning of period	$7,113	$5,097	$4,395	$3,794	$2,988
Charge-offs:
Commercial	562	335	—	116	231
Real estate mortgage	—	89	151	171	28
Real estate construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Installment	50	55	27	62	25
Agriculture	—	257	137	—	—
Total charge-offs	612	736	315	349	284
Recoveries:
Commercial	83	47	36	169	139
Real estate mortgage	15	2	37	382	—
Real estate construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Installment	6	20	19	19	31
Agriculture	14	10	—	—	—
Total recoveries	118	79	92	570	170
Net charge-offs (recoveries)	495	657	223	(221)	114
Allowance acquired	2,640	647	—	—	—
Provision for loan and lease losses	2,270	2,026	925	380	920
Balance at end of period	$11,529	$7,113	$5,097	$4,395	$3,794
Net charge-offs (recoveries) to average loans and leases	0.08%	0.14%	0.06%	—0.06%	0.05%
Allowance for loan and lease losses to total loans and leases	1.40%	1.32%	1.31%	1.33%	1.38%

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

The adequacy of the Company’s allowance for loan and lease losses is based on specific and formula allocations to the Company’s loan and lease portfolio. Specific allocations are made for impaired loans and leases. The specific allocations are increased or decreased through management’s reevaluation of the status of the particular problem loans and leases. Loans and leases which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan and lease, historical charge-offs and general economic conditions which is applied against the general portfolio segments.

It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at December 31, 2003 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans and leases in excess of the allowance may be required in future periods. The provision for loan and lease losses reflects an accrual sufficient to cover projected potential charge-offs.  The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan and lease portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

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

The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur (dollars in thousands):

	Year Ended December 31
	2003		2002		2001		2000		1999
	Allowance for Losses	% of Loans	Allowance for Losses	%of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans
Real estate mortgage	$6,145	61%	$3,888	58%	$2,118	66%	$1,442	57%	$1,171	56%
Real estate construction	1,926	24%	1,187	23%	739	18%	392	15%	320	11%
Commercial	2,514	13%	1,513	16%	850	12%	732	19%	367	22%
Lease financing	24	0%	39	1%	35	1%	40	1%	18	1%
Installment and other	103	1%	115	1%	81	2%	90	3%	96	3%
Agriculture	106	1%	49	2%	267	1%	50	5%	154	7%
Unallocated	711	—	323	—	1,007	—	1,649	—	1,668	—
Total	$11,529	100%	$7,113	100%	$5,097	100%	$4,395	100%	$3,794	100%

Deposit Structure.    Deposits represent the Company’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company has experienced some seasonality, with the slower growth period from November through April and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The unused borrowing capacity of the Company was approximately $83 million and $54 million at December 31, 2003 and 2002 respectively.

The following chart sets forth the distribution of the Company’s average daily deposits and yields for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2003		2002		2001
	Amount	Yield	Amount	Yield	Amount	Yield
Non-interest bearing	$169,855	0.00%	$123,870	0.00%	$90,063	0.00%
Savings	55,741	0.54%	37,627	0.87%	30,028	1.49%
NOW & money market	182,127	0.82%	135,701	1.04%	108,616	1.72%
Time deposits	305,985	2.11%	232,638	2.93%	217,687	5.13%
Total deposits	$713,707	1.16%	$529,836	1.61%	$446,394	3.02%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2003 (dollars in thousands):

Amount
Remaining Maturity:
Three months or less	$75,603
Over three months to six months	29,226
Over six months to 12 months	19,228
Over 12 months	21,552
Total	$145,608

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee and is considered to be minimal.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2003 commitments to extend credit and sell mortgage loans were the Company’s only financial instruments with off-balance sheet risk.  Loan commitments increased to $259.9 million from $147.8 million at December 31, 2002. The commitments represent 31.7% of the total loans outstanding at December 31, 2003 versus 27.4% at December 31, 2002.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2003:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
FHLB loans	$10,500	$10,150	$—	$—	$20,650
Subordinated debt	—	—	—	36,496	36,496
Operating lease obligations	1,541	3,033	2,151	4,378	11,103
Deferred compensation (1)	137	368	368	950	1,823
Supplemental retirement plans (1)	22	58	58	115	253
Investment in limited partnership (2)	2,161	972	34	—	3,167
Total contractual obligations	$14,361	$14,581	$2,611	$41,939	$73,492

(1)  These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental   retirement plans. See Note 16 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

(2)  These amounts represent estimates prepared by the limited partnership.  For further discussion see Note 7 to the consolidated financial statements.

Item 7a. Quantitative & Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level, all significant interest rate risk management procedures are performed at this level. Based upon the nature of their operations, the Banks are not subject to foreign currency exchange or commodity price risk. The Banks’ real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

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

The Banks seek to control their interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Banks have adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Banks measure interest rate risk utilizing both an internal model and third party sources, which can be compared to each other, enabling management to make any adjustments as necessary.

The following table sets forth, as of December 31, 2003, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio (dollars in thousands).

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Earning assets:
Federal funds sold	$17,380	$—	$—	$—	$17,380
Investment securities and other	3,590	10,897	34,649	33,106	82,243
Loans	222,826	161,062	215,348	219,554	818,789
Total earning assets	243,796	171,959	249,997	252,660	918,412
Interest-bearing liabilities:
Savings	51,093	25,546	—	—	76,640
Interest-bearing transaction accounts	226,415	37,867	—	—	264,282
Time deposits	153,550	109,508	47,260	—	310,318
Subordinated debentures	—	—	—	36,496	36,496
Other borrowings	—	10,500	10,150	—	20,650
Total interest-bearing liabilities	431,058	183,421	57,410	36,496	708,386
Interest rate sensitivity gap	$(187,262)	$(11,462)	$192,586	$216,164	$210,026
Cumulative interest rate sensitivity gap	(187,262)	(198,724)	(6,138)	210,026	210,026
Interest rate sensitivity gap ratio	0.57	0.94	4.35	6.92	1.30
Cumulative interest rate sensitivity gap ratio	0.57	0.68	0.99	1.30	1.30

The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or “gap”, represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to six-month timeframe, and turns asset sensitive in the longer term. This can be, and is, influenced by the fact that interest-bearing transaction accounts which consist of money market, NOW and savings deposit accounts are classified as repricing within three months when in fact these deposits may be immediately repriced at management’s option, thus assisting in the further management of interest rate risk. The Company lists these deposits as it has because this is the actual historical trend the Company has experienced.

The Company’s net interest margin (on a fully tax equivalent basis) has remained stable overall during the past three years, initially increasing to 5.34% in 2002 from 5.02% in 2001 and then declining to 5.16% in 2003.  The Company deployed an interest rate risk measurement tool in 2003 that measures the sensitivity of every major asset and liability category on an individual basis to appropriately model the expected effect of changes in interest rates on these financial instruments.  The output of this model indicates that the Company’s balance sheet as of December 31, 2003 is “asset sensitive”, that is it will grow net interest income and interest margin as rates move up and will experience a decline in net interest income and margin if rates were to fall.

Management believes that longer term municipal bonds, fixed rate loans, and loans at contractual floors have benefited the Company’s interest margin over the last three years as market rates of interest have fallen and the yields on these assets have not been as affected as instruments that move freely with changes in interest rates. The Company estimates that approximately $390 million or 48% of it’s loan portfolio are variable rate loans that have reached a contractual floor, approximately 20% are fixed rate loans and the remaining 32% are variable rate loans that will move freely with changes in the associated index rate.  While the Company is asset sensitive, the loans at contractual floors temper that sensitivity in the early stages of an increasing rate cycle.  Management estimates that approximately $131 million of these loans will come off their floor after a 1.00% rise and another $140 million will come off their floor if rates move an additional 1.00%.

Management believes that the Company is well positioned given that it has a relatively strong interest margin and is asset sensitive at what management believes to be the bottom of an interest rate cycle.

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one year projections based on the earning assets and interest bearing liabilities as of December 31, 2003.  The estimates are derived from an asset/liability management model deployed in 2003.  There are numerous underlying assumptions that management believes are accurate, but if they are inaccurate could have an impact to the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on January 1, 2004).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the coarse of one year (dollars in thousands).

	Shock Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$53,528	$5,233	10.84%
200 basis point rise	51,565	3,271	6.77%
100 basis point rise	49,666	1,371	2.84%
50 basis point rise	48,854	559	1.16%
Base scenario	48,294	—	0.00%
50 basis point decline	47,220	(1,074)	-2.22%
100 basis point decline	45,968	(2,326)	-4.22%

	Ramp Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$49,558	$1,264	2.62%
200 basis point rise	49,036	742	1.54%
100 basis point rise	48,415	290	0.60%
50 basis point rise	48,415	121	0.25%
Base scenario	48,294	—	0.00%
50 basis point decline	47,863	(431)	-0.89%
100 basis point decline	47,382	(912)	-1.89%

These tables do not show a 100 basis point decline because the federal funds rate at December 31, 2003 was 1.00% and it cannot decline below 0%.

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

As of December 31, 2003, the Company’s and its subsidiary banks’ capital ratios exceeded applicable minimum regulatory requirements. The following tables present the capital ratios for the Company and the Banks compared to the standards for bank holding companies and well capitalized depository institutions as of December 31, 2003 (amounts in thousands except percentage amounts).

	The Company
	Actual Capital	Ratio	Minimum Capital Requirement
Leverage	$91,495	8.8%	4.0%
Tier 1 Risk-Based	$91,495	10.3%	4.0%
Total Risk-Based	$107,757	12.1%	8.%

	The Banks
									Well Capitalized Ratio	Minimum Capital Requirement
	WSNB Actual		LCB Actual		CCB Actual		ACB Actual
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
Leverage	$37,547	8.3%	$10,917	9.2%	$28,162	7.8%	$7,363	7.1%	5.0%	4.0%
Tier 1 Risk-Based	$37,547	9.0%	$10,917	9.7%	$28,162	9.8%	$7,363	9.7%	6.0%	4.0%
Total Risk-Based	$42,571	10.3%	$12,320	11.0%	$31,764	11.0%	$8,310	11.0%	10.0%	8.0%

The current and projected capital positions of the Company and its Banks and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s policy is to maintain ratios above the prescribed well-capitalized ratios at all times.

Shareholders’ Equity.    The shareholders’ equity of the Company increased from $39.9 million at December 31, 2001 to $54.3 million at December 31, 2002 and to $93.4 million at December 31, 2003.  These increases are attributable to retained earnings, the exercise of stock options, stock issued in acquisitions and adjustments for unrealized gains and losses on available-for-sale investment securities offset in part by stock repurchases by the Company. The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk weighting and other factors.

Unaudited Quarterly Statement of Operations Data

(dollars in thousands, except per share data)

	Q4 2003	Q3 2003	Q2 2003	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002
Net interest income	$11,090	$10,137	$8,592	$8,284	$8,029	$7,737	$7,241	$6,137
Provision for loan and lease losses	(615)	(600)	(530)	(525)	(560)	(541)	(525)	(400)
Other operating income	2,426	2,937	2,259	2,055	2,170	2,118	1,686	1,464
Other operating expenses	7,884	7,789	6,438	6,175	6,429	6,356	5,692	4,639
Income before income taxes	5,017	4,685	3,883	3,639	3,210	2,959	2,710	2,562
Provision for income taxes	2,774	1,729	1,421	1,352	1,047	893	751	747
Net income	$2,242	$2,956	$2,462	$2,287	$2,163	$2,066	$1,959	$1,816
Per share:
Basic earnings per share:	$0.48	$0.65	$0.59	$0.55	$0.52	$0.50	$0.47	$0.47
Diluted earnings per share:	$0.46	$0.62	$0.56	$0.52	$0.50	$0.48	$0.45	$0.45

Item 8. Financial Statements & Supplementary Data

Financial Statements.    The following consolidated financial statements of the Company and its subsidiaries, and independent auditor’s report are included in the Annual Report of The Company to its shareholders for the years ended December 31, 2003, 2002 and 2001.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS
Cash and due from banks	$38,584	$29,064
Federal funds sold	17,380	7,900
Interest-bearing deposits in banks	4,198	1,784
Loans held for sale	940	4,926
Trading securities (Note 4)	28	18
Available-for-sale investment securities (Notes 4 and 9)	79,502	61,038
Held-to-maturity investment securities (market value of $4,219 in 2003 and $8,203 in 2002) (Notes 4 and 9)	4,058	8,001
Loans and leases, less allowance for loan and lease losses of $11,529 in 2003 and $7,113 in 2002 (Notes 5, 9, 10 and 15)	807,260	531,671
Premises and equipment, net (Note 6)	19,591	16,034
Goodwill (Notes 2 and 3)	28,384	2,361
Other intangible assets (Notes 2 and 3)	6,347	2,003
Accrued interest receivable and other assets (Notes 7, 14 and 16)	29,439	13,484
	$1,035,771	$678,284
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing (Note 13)	$221,898	$162,108
Interest bearing (Note 8)	651,240	427,265
Total deposits	873,138	589,373
Short-term borrowings (Notes 4, 5 and 9)	10,500	14,500
Long-term debt (Notes 4, 5 and 9)	10,150	—
Subordinated debentures (Note 11)	36,496	16,496
Accrued interest payable and other liabilities (Notes 7, 14 and 16)	11,990	3,576
	942,274	623,945
Commitments and contingencies (Note 10)
Shareholders’ equity (Note 12):
Preferred stock—no par value; 10,000,000 shares authorized; none issued	—	—
Common stock—no par value; 10,000,000 shares authorized; issued— 4,959,353 shares in 2003 and 3,986,917 shares in 2002	66,459	30,958
Retained earnings	26,097	22,712
Accumulated other comprehensive income (Notes 4 and 17)	881	669
Total shareholders’ equity	93,437	54,339
	$1,035,771	$678,284

The accompanying notes are an integral
part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share data)

	2003	2002	2001
Interest income:
Interest and fees on loans and leases	$44,344	$34,904	$30,758
Interest on Federal funds sold	491	338	1,155
Interest on investment securities:
Taxable	1,438	2,112	2,757
Exempt from Federal income taxes	1,410	1,459	1,068
Interest on deposits in banks	46	82	42
Total interest income	47,729	38,895	35,780
Interest expense:
Interest on deposits (Note 8)	8,253	8,544	13,474
Interest on borrowings (Note 9)	251	215	86
Interest on subordinated debentures (Note 11)	1,122	987	192
Total interest expense	9,626	9,746	13,752
Net interest income	38,103	29,149	22,028
Provision for loan and lease losses (Note 5)	2,270	2,026	925
Net interest income after provision for loan and lease losses	35,833	27,123	21,103
Non-interest income:
Service charges and fees	4,144	2,812	2,306
Gain on sale and packaging of residential mortgage and government- guaranteed commercial loans	4,730	3,995	2,584
Gain on sale and call of investment securities, net (Note 4)	18	49	120
Trading securities income (Note 4)	10	2	1
Other income	775	606	436
Total non-interest income	9,677	7,464	5,447
Other expenses:
Salaries and employee benefits (Notes 5 and 16)	15,455	12,161	9,503
Occupancy (Notes 6 and 10)	2,413	1,678	1,155
Equipment (Note 6)	2,333	2,027	1,649
Other expenses (Note 13)	8,086	7,280	5,569
Total other expenses	28,287	23,146	17,876
Income before income taxes	17,223	11,441	8,674
Income taxes (Note 14)	7,275	3,437	3,238
Net income	$9,948	$8,004	$5,436
Basic earnings per share (Note 12)	$2.26	$1.96	$1.37
Diluted earnings per share (Note 12)	$2.16	$1.89	$1.34

 The accompanying notes are an integral
part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

			Unearned ESOP Shares	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Share- holders’ Equity	Compre- hensive Income

	Common Stock
	Shares	Amount
Balance, January 1, 2001	3,448,782	$20,553	$(500)	$16,415	$(331)	$36,137
Comprehensive income (Note 17):
Net income				5,436		5,436	$5,436
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities					116	116	116
Total comprehensive income							$5,552
Stock options exercised and related tax benefit	74,254	549				549
5% stock dividend	166,950	2,242		(2,242)
Fractional shares				(9)		(9)
Repurchase and retirement of common stock (Note 12)	(163,000)	(2,418)				(2,418)
Earned ESOP shares (Note 16)			100			100
Balance, December 31, 2001	3,526,986	20,926	(400)	19,600	(215)	39,911
Comprehensive income (Note 17):
Net income				8,004		8,004	$8,004
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities					884	884	884
Total comprehensive income							$8,888
Stock issued in CCB acquisition (Note 2)	252,181	4,998				4,998
Stock options exercised and related tax benefit	23,966	278				278
5% stock dividend	188,784	4,861		(4,861)
Fractional shares				(31)		(31)
Repurchase and retirement of common stock (Note 12)	(5,000)	(105)				(105)
Earned ESOP shares (Note 16)			400			400
Balance, December 31, 2002	3,986,917	30,958	—	22,712	669	54,339
Comprehensive income (Note 17):
Net income				9,948		9,948	$9,948
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities (Note 4)					212	212	212
Total comprehensive income							$10,160
Stock issued in CSB acquisition (Note 2)	404,173	12,702				12,702
Stock issued in ACB acquisition (Note 2)	349,976	15,973				15,973
Stock options exercised and related tax benefit	21,059	296				296
5% stock dividend	197,228	6,530		(6,530)
Fractional shares				(33)		(33)
Balance, December 31, 2003	4,959,353	$66,459	$—	$26,097	$881	$93,437

	2003	2002	2001
Disclosure of reclassification amount, net of taxes (Note 17):
Unrealized holding gains arising during the year	$224	$916	$191
Less: reclassification adjustment for gains included in net income	12	32	75
Net unrealized holding gains on available-for-sale investment securities	$212	$884	$116

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$9,948	$8,004	$5,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,270	2,026	925
Depreciation and amortization	2,372	1,963	1,451
Deferred loan and lease origination fees, net	427	326	198
Amortization of investment security premiums, net of accretion of discount	629	290	212
Loss (gain) on sale and call of available-for-sale investment securities	1	(49)	(120)
Gain on called held-to-maturity investment securities	(19)	—	—
Increase in trading securities	(10)	(2)	(1)
Loss (gain) on sale of equipment	—	197	(7)
Gain on sale of other real estate	(1)	(84)	—
Increase in cash surrender value of life insurance policies	(483)	(159)	(36)
Compensation cost associated with the ESOP	325	400	100
Decrease (increase) in loans held for sale	3,986	202	(1,779)
(Increase) decrease in accrued interest receivable and other assets	(3,255)	1,088	120
Increase (decrease) in accrued interest payable and other liabilities	6,397	(189)	135
Increase in deferred taxes	(2,011)	(78)	(761)
Net cash provided by operating activities	20,576	13,935	5,873

Cash flows from investing activities:
Cash acquired in acquisitions	41,132	9,234	—
Proceeds from sale and call of available-for-sale investment securities	601	2,738	24,461
Proceeds from called held-to-maturity investment securities	2,670	589	1,360
Proceeds from matured available-for-sale investment securities	23,741	2,045	1,910
Proceeds from matured held-to-maturity investment securities	500	543	188
Purchases of available-for-sale investment securities	(46,420)	(5,996)	(38,413)
Purchases of held-to-maturity investment securities	—	(507)	—
Principal repayments received from available-for-sale SBA loan pools and government-guaranteed mortgage-backed securities	11,641	8,759	3,942
Principal repayments received from held-to-maturity mortgaged-backed securities	753	1,569	2,808
Net decrease in interest-bearing deposits in banks	3,284	1,287	99
Proceeds from sale of other real estate	141	1,227	—
Net increase in loans and leases	(121,285)	(105,829)	(59,604)
Proceeds from the sale of premises and equipment	9	37	35
Purchases of premises and equipment	(1,498)	(5,236)	(2,260)
Purchase of cash surrender value life insurance policies	(7,790)	(1,658)	—
Net cash used in investing activities	(92,521)	(91,198)	(65,474)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$74,656	$61,896	$38,213
Net (decrease) increase in time deposits	(2,090)	17,377	(23,353)
Net (decrease) increase in short-term borrowings	(4,000)	12,200	1,350
Net increase in long-term debt	2,500	—	—
Proceeds from ESOP borrowings	325	—	—
Repayment of ESOP borrowings	(325)	(400)	(100)
Purchase of unearned ESOP shares	(325)	—	—
Issuance of subordinated debentures	20,000	—	16,496
Repurchase of common stock	—	(105)	(2,418)
Redemption of fractional shares	(33)	(31)	(9)
Proceeds from the exercise of stock options	237	252	508
Net cash provided by financing activities	90,945	91,189	30,687
Increase (decrease) in cash and cash equivalents	19,000	13,926	(28,914)
Cash and cash equivalents at beginning of year	36,964	23,038	51,952

Cash and cash equivalents at end of year	$55,964	$36,964	$23,038

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$9,465	$9,769	$14,243
Income taxes	$6,945	$3,215	$3,237

Non-cash investing activities:
Real estate acquired through foreclosure	$—	$1,632	$—
Net change in unrealized gain on available-for-sale investment securities	$326	$1,346	$220

Supplemental schedules related to acquisitions (Note 2):
Deposits	$211,199	$61,469
Long-term debt	7,650	—
Other liabilities	2,017	385
Interest-bearing deposits in banks	(5,698)	(2,675)
Available-for-sale investment securities	(8,292)	—
Held-to-maturity investment securities	—	(3,032)
Loans, net	(156,652)	(46,489)
Premises and equipment	(4,048)	(280)
Intangibles	(30,759)	(4,247)
Other assets	(2,960)	(895)
Stock issued	28,675	4,998
Cash acquired, net of cash paid to shareholders	$41,132	$9,234

The accompanying notes are an integral

part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Western Sierra Bancorp (the “Company”) is a bank holding company with four bank subsidiaries: Western Sierra National Bank (WSNB), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB).  In addition, Central Sierra Bank (CSB) operates as a division of CCB.  The Company provides a wide range of commercial banking services to businesses and individuals in El Dorado, Placer, Sacramento, Lake, Stanislaus, San Joaquin, Calaveras, Amador, Tuolumne and Contra Costa counties.

In addition, the Company established the following wholly-owned subsidiaries for the purpose of issuing trust preferred securities to investors and holding floating rate junior subordinated deferrable interest debentures (the “subordinated debentures”) issued and guaranteed by the Company:  Western Sierra Statutory Trust I, Western Sierra Statutory Trust II, Western Sierra Statutory Trust III and Western Sierra Statutory Trust IV (collectively, the “Trusts”).  Proceeds from the subordinated debentures were used to facilitate acquisitions, provide regulatory capital for the subsidiary banks and for general corporate purposes.  In 2002, WSNB created Western Sierra National Bank Investment Trust (WSNBIT), a Maryland Real Estate Investment Trust, to invest in certain real estate assets.  WSNBIT can be used as a means of generating capital and may afford WSNB certain favorable tax treatments.

The Company has completed three acquisitions during the three-year period ended December 31, 2003 as described in Note 2.  Each of these acquisitions was accounted for under the purchase method of accounting and accordingly their results of operations have been included in the consolidated financial statements since the date of acquisition.

In August 2003, Western Sierra Financial Services, a division of WSNB, was established to offer customers access to investments for retirement strategies, college funds and insurance products.  These products are not deposits insured by the FDIC.  Woodbury Financial Services, a subsidiary of The Hartford Financial Services Group, serves as broker-dealer for all transactions processed by Western Sierra Financial Services.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiaries.  All significant inter-company transactions and accounts have been eliminated in consolidation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

For financial reporting purposes, the Company’s investments in the Trusts (see Note 11) are accounted for under the equity method and are included in other assets on the consolidated balance sheet.  The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company’s consolidated balance sheet in accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.

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

Restricted Investment Securities

As a member of the Federal Home Loan Bank and Federal Reserve Bank, the Company is required to maintain an investment in the capital stock of these institutions.  The investments are carried at cost and redeemable at par.  On the consolidated balance sheet, these investments are included in available-for-sale investment securities.

Loan Sales and Servicing

Mortgage loans are designated for the Bank’s loan portfolio or for sale in the secondary market at the date of origination.  Loans held for sale are carried at the lower of cost or market value.  Market value is determined by the specific identification method as of the balance sheet date or the date on which investors have committed to purchase the loans.  At the time the loans are sold, the related right to service the loans are either retained, earning future servicing income, or released in exchange for a one-time servicing-released premium.  Mortgage loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer.  Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained.  A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale.  A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date.  However, there were no sales of loans subject to these recourse provisions at December 31, 2003, 2002 or 2001.  SBA loans with unpaid balances of $4,554,000 and $6,288,000 were being serviced for others at December 31, 2003 and 2002, respectively.

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

In addition, participations in commercial loans totaling $6,943,000 and $33,747,000 were serviced for others as of December 31, 2003 and 2002, respectively.  These loans were sold without recourse and, therefore, their balances are not included in the consolidated balance sheet.

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

Leases are carried net of unearned income.  Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the leases.

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

The allowance is established through a provision for loan and lease losses, which is charged to expense.  Additions to the allowance for loan and lease losses are expected to maintain the adequacy of the total allowance for loan and lease losses after credit losses and loan and lease growth.  The allowance for loan and lease losses at December 31, 2003 and 2002, respectively, reflects management’s estimate of possible losses in the portfolio.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate, which is included in other expenses.  Subsequent gains or losses on sales or write downs resulting from permanent impairments are recorded in other income or expense as incurred.  On the consolidated balance sheet, other real estate is included in accrued interest receivable and other assets.

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

Stock-Based Compensation

At December 31, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 12.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	December 31,
	2003	2002	2001

Net earnings - as reported	$9,948	$8,004	$5,436
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(848)	(388)	(177)
Net earnings - pro forma	$9,100	$7,616	$5,259

Basic earnings per share - as reported	$2.26	$1.96	$1.37
Basic earnings per share - pro forma	$2.07	$1.87	$1.33

Diluted earnings per share - as reported	$2.16	$1.89	$1.34
Diluted earnings per share - pro forma	$1.99	$1.80	$1.29

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	December 31,
	2003	2002	2001
Dividend yield (not applicable)
Expected volatility	23.11%	134.50%	79.36%
Risk-free interest rate	3.95% - 4.50%	4.81% - 5.16%	5.23% - 5.68%
Expected option life	10 years	10 years	10 years
Weighted average fair value of options granted during the year	$12.61	$12.96	$6.58

Impact of New Financial Accounting Standards

In December, 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of a variable interest entity (VIE) that posses certain characteristics. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. The Company adopted FIN 46 on December 31, 2003.  Adoption of this standard required the Company to deconsolidate its investment in Western Sierra Statutory Trust I, Western Sierra Statutory Trust II, Western Sierra Statutory Trust III and Western Sierra Statutory Trust IV.  The deconsolidation of the Trusts, formed in connection with the issuance of trust preferred securities, appears to be an unintended consequence of FIN 46.  In management’s opinion, the effect of deconsolidation on the Company’s financial position and results of operations was not material.  In addition, management does not believe that the Company has any VIEs that would be consolidated under the provisions of FIN 46.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan.  This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Management has not completed its evaluation of the impact this pronouncement may have on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after   May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of this Statement on July 1, 2003 and, in management’s opinion, adoption of the Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  The Statement also clarifies when a derivative contains a financing component.   The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.   In management’s opinion, adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.             MERGERS AND ACQUISITIONS

During 2003 and 2002, the Company acquired Auburn Community Bank (ACB), Central Sierra Bank (CSB), and Central California Bank (CCB), each through a merger and tax-free reorganization.  ACB and CCB became wholly-owned subsidiaries of the Company and CSB was merged into CCB.  These acquisitions were completed because management believes that their combined performance exceeds what each entity could accomplish independently and furthers the Company’s expansion throughout Northern California.  Total consideration paid to each entity acquired was determined through extensive negotiation supported by internal modeling, which management believes will result in earnings per share accretion to the Company’s shareholders within twelve months of each acquisition date.  The funds required to pay the cash portion of the consideration for these mergers was generally obtained through the issuance of trust preferred securities (see Note 11).

The following table summarizes the terms of each acquisition (dollars in thousands):

	ACB	CSB	CCB

Date of acquisition	December 13, 2003	July 11, 2003	April 1, 2002
Common stock issued	349,976	404,173	252,181
Value of common stock issued	$15,900	$12,700	$5,000
Cash paid	$6,500	$10,700	$3,700
Total consideration	$22,400	$23,400	$8,700
Goodwill recorded	$14,500	$11,600	$2,300
Core deposit intangible recorded	$1,800	$2,900	$1,900

The following supplemental pro forma information discloses selected financial information for the periods indicated as though the ACB and CSB mergers had been completed at the beginning of each year presented (dollars in thousands, except per share data).

	Year Ended December 31,
	2003	2002

Earnings as reported:
Revenue	$57,406	$46,359
Net income	$9,948	$8,004
Basic EPS	$2.26	$1.96
Diluted EPS	$2.16	$1.89
Pro-forma merger adjustments:
Revenue	$10,246	$16,318
Net income	$2,041	$1,553
Pro-forma earnings after merger adjustments:
Revenue	$67,652	$62,677
Net income	$11,989	$9,557
Basic EPS	$2.43	$1.98
Diluted EPS	$2.32	$1.91

Pro forma net income for the year ended December 31, 2003 excludes nonrecurring charges of approximately $1,940,000, on an after-tax basis, representing merger-related expenses and the cost of retiring outstanding stock options.

The estimated fair value of ACB and CSB assets acquired and liabilities assumed are as follows (dollars in thousands):

	ACB	CSB

Cash and cash equivalents	$7,500	$50,900
Interest-bearing deposits in banks	4,000	1,700
Available-for-sale investment securities	400	7,900
Gross loans	75,100	84,200
Allowance for loan and lease losses	(1,100)	(1,500)
Premises and equipment	600	3,400
Core deposit intangible	1,800	2,900
Goodwill	14,500	11,600
Other assets	1,600	1,200
Total assets acquired	104,400	162,300

Deposits	(81,900)	(129,300)
Borrowed funds	—	(7,600)
Other liabilities	(100)	(1,900)
Total liabilities assumed	(82,000)	(138,800)

Purchase price	$22,400	$23,500

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2003 and 2002, goodwill totaled $28,384,000 and $2,361,000, respectively.  Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the Company determined that no impairment charge was required for the years ended December 31, 2003 and 2002.

Intangible Assets

Intangible assets are comprised of core deposit intangibles totaling $7,198,000 and $2,462,000, net of accumulated amortization of $851,000 and $459,000, at December 31, 2003 and 2002, respectively.  The remaining balance will be amortized over a weighted average period of 9.2 years.  Amortization expense for the next five years is estimated as follows:

Year Ending December 31,	Amortization Expense
2004	$799
2005	799
2006	799
2007	757
2008	745

4.             TRADING AND INVESTMENT SECURITIES

Trading Securities

The estimated market value of trading securities at December 31, 2003 and 2002 totaled $28,000 and $18,000, respectively.  Net unrealized appreciation on trading securities of $10,000, $2,000 and $1,000 was included in non-interest income for the years ended December 31, 2003, 2002 and 2001, respectively.  There were no sales or transfers of trading securities for the years ended December 31, 2003, 2002 and 2001.

Investment Securities

The amortized cost and estimated market value of investment securities at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

Available-for-Sale:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury	$2,606	$—	$(6)	$2,600
U.S. Government agencies	13,349	32	(96)	13,285
Obligations of states and political subdivisions	32,057	1,362	(7)	33,412
Government guaranteed mortgage-backed securities	25,831	207	(187)	25,851
Corporate debt securities	992	58	(17)	1,033
Federal Reserve Bank stock	946	—	—	946
Federal Home Loan Bank stock	1,558	—	—	1,558
Pacific Coast Bankers’ Bank stock	815	—	—	815
Other	2	—	—	2
	$78,156	$1,659	$(313)	$79,502

Net unrealized gains on available-for-sale investment securities totaling $1,346,000 were recorded, net of $465,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2003.  Proceeds and gross realized losses from the sale and call of available-for-sale investment securities for the year ended December 31, 2003 totaled $601,000 and $1,000, respectively.  There were no transfers of available-for-sale investment securities during the year ended December 31, 2003.

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$3,468	$14	$(18)	$3,464
Obligations of states and political subdivisions	28,236	777	(60)	28,953
Government guaranteed mortgage-backed securities	24,490	313	(35)	24,768
Corporate debt securities	1,994	46	(17)	2,023
Federal Reserve Bank stock	347	—	—	347
Federal Home Loan Bank stock	1,055	—	—	1,055
Pacific Coast Bankers’ Bank stock	425	—	—	425
Other	3	—	—	3
	$60,018	$1,150	$(130)	$61,038

Net unrealized gains on available-for-sale investment securities totaling $1,020,000 were recorded, net of $351,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2002.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2002 totaled $2,738,000 and $49,000, respectively.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2001 totaled $24,461,000 and $120,000, respectively.  There were no transfers of available-for-sale investment securities during the years ended December 31, 2002 and 2001.

Held-to-Maturity:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$499	$1	$—	$500
Obligations of states and political subdivisions	2,381	141	—	2,522
Government guaranteed mortgage-backed securities	1,178	22	(3)	1,197
	$4,058	$164	$(3)	$4,219

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$2,526	$13	$(7)	$2,532
Obligations of states and political subdivisions	3,383	150	—	3,533
Government guaranteed mortgage-backed securities	2,092	49	(3)	2,138
	$8,001	$212	$(10)	$8,203

Proceeds and gross realized gains from the call of held-to-maturity investment securities for the year ended December 31, 2003 totaled $2,670,000 and $19,000, respectively.  There were no gains on called held-to-maturity investment securities for the years ended December 31, 2002 and 2001.  There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2003, 2002 and 2001.

The amortized cost and estimated market value of investment securities at December 31, 2003 by contractual maturity are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Within one year	$2,650	$2,646	$499	$500
After one year through five years	3,443	3,529	—	—
After five years through ten years	10,805	10,978	963	1,026
After ten years	29,034	30,200	1,418	1,496
	45,932	47,353	2,880	3,022

Investment securities not due at a single maturity date:
Government guaranteed mortgage-backed securities	25,831	25,851	1,178	1,197
SBA loan pools	3,072	2,977	—	—
Federal Reserve Bank stock	946	946	—	—
Federal Home Loan Bank stock	1,558	1,558	—	—
Pacific Coast Bankers’ Bank stock	815	815	—	—
Other	2	2	—	—
	$78,156	$79,502	$4,058	$4,219

Investment securities with amortized costs totaling $44,493,000 and $45,993,000 and market values totaling $45,475,000 and $46,866,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements (see Note 9) at December 31, 2003 and 2002, respectively.

The following table shows gross unrealized losses and estimated market values for temporarily impaired investment securities at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than One Year		Greater Than One Year		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Treasury	$2,600	$6	$—	$—	$2,600	$6
U.S. Government agencies	3,619	41	1,479	55	5,098	96
Obligations of states and political subdivisions	—	—	381	7	381	7
Government guaranteed mortgage-backed securities	11,162	144	2,064	46	13,226	190
Corporate debt securities	—	—	500	17	500	17
	$17,381	$191	$4,424	$125	$21,805	$316

In management’s opinion, the credit risk in the investment portfolio remains substantially unchanged from the date of purchase of such securities and the unrealized loses at December 31, 2003 are principally the result of increasing market interest rates that have negatively impacted the fair value of the Company’s investment portfolio.

5.             LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2003	2002
Commercial	$109,685	$88,084
Real estate - mortgage	495,948	311,030
Real estate - construction	195,889	124,726
Agricultural	12,185	8,540
Lease financing	2,016	3,325
Installment	5,795	4,630
	821,518	540,335
Deferred loan and lease origination fees, net	(2,729)	(1,551)
Allowance for loan and lease losses	(11,529)	(7,113)
	$807,260	$531,671

Certain loans have been pledged to secure borrowing arrangements (see Note 9).

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$7,113	$5,097	$4,395
Allowance acquired (Note 2)	2,640	647	—
Provision charged to operations	2,270	2,026	925
Losses charged to allowance	(612)	(736)	(315)
Recoveries	118	79	92
Balance, end of year	$11,529	$7,113	$5,097

The recorded investment in loans and leases that were considered to be impaired totaled $1,482,000 and $913,000 at December 31, 2003 and 2002, respectively.  The related allowance for loan and lease losses for these loans and leases at December 31, 2003 and 2002 was $44,000 and $134,000, respectively.  The average recorded investment in impaired loans and leases for the years ended December 31, 2003, 2002 and 2001 was $691,000, $1,520,000 and $2,486,000, respectively.  The Company recognized $54,000, $22,000 and $27,000 in interest income on impaired loans and leases during these same periods.  Interest income recognized was $53,000, $22,000 and $27,000 on a cash basis on impaired loans and leases during these periods.

At December 31, 2003 and 2002, non-accrual loans and leases totaled $1,554,000 and $692,000, respectively.  Interest foregone on non-accrual loans and leases totaled $30,000, $55,000 and $237,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Salaries and employee benefits totaling $2,338,000, $1,914,000 and $1,266,000 have been deferred as loan and lease origination costs during 2003, 2002 and 2001, respectively.

6.             PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2003	2002
Land	$2,947	$2,676
Buildings and improvements	13,067	10,053
Furniture, fixtures and equipment	12,730	11,019
Leasehold improvements	1,550	637
Construction in progress	212	701
	30,506	25,086
Less accumulated depreciation and amortization	(10,915)	(9,052)
	$19,591	$16,034

Depreciation and amortization included in occupancy and equipment expense totaled $1,979,000, $1,764,000 and $1,394,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2003	2002
Accrued interest receivable	$3,942	$3,125
Deferred tax assets, net (Note 14)	4,478	2,581
Cash surrender value of life insurance policies (Note 16)	13,841	4,692
Investment in limited partnership	4,873	—
Prepaid expenses	1,073	921
Other real estate	—	489
Other	1,232	1,676
	$29,439	$13,484

The Company invested in a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Company accounts for the investment under the cost method and management analyzes the investment annually for potential impairment.  The Company has remaining capital commitments to this partnership at December 31, 2003 in the amount of approximately $3,167,000.  Such amounts are included in accrued interest payable and other liabilities on the consolidated balance sheet.

8.             INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2003	2002
Savings	$76,639	$44,280
NOW accounts	113,601	67,330
Money market	150,682	68,015
Time, $100,000 or more	145,608	124,020
Other time	164,710	123,620
	$651,240	$427,265

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2004	$262,768
2005	30,716
2006	11,625
2007	4,208
2008	1,001
$310,318

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Savings	$303	$326	$446
NOW accounts	242	255	487
Money market	1,264	1,150	1,378
Time, $100,000 or more	2,903	2,901	4,238
Other time	3,541	3,912	6,925
	$8,253	$8,544	$13,474

9.             BORROWING ARRANGEMENTS

Short-Term

The Company has $46,000,000 in unsecured borrowing arrangements with four of its correspondent banks.  In addition, as of December  31, 2003, the Company could borrow up to $1,500,000 on an overnight basis from the Federal Reserve Bank, secured by investment securities with amortized costs totaling $2,756,000 and estimated market values totaling $2,783,000.   At December 31, 2003, there were no borrowings under these arrangements.  At December 31, 2002, there was $2,000,000 in short-term borrowings bearing an interest rate of 1.75% under these arrangements.

At December 31, 2003, the Company could also borrow up to $55,800,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by investment securities with amortized costs totaling $2,653,000 and estimated market values totaling $2,735,000 and mortgage loans with carrying values totaling approximately $88,364,000. There was $10,500,000 in short-term borrowings under this arrangement at December 31, 2003 bearing an average interest rate of 1.39%.   There was $12,500,000 in borrowings under this arrangement at December 31, 2002 bearing an average interest rate of 2.11%.

On June 6, 2003, the Company’s Employee Stock Ownership Plan (ESOP) entered into an agreement with a director to establish a $500,000 revolving line of credit with a fixed interest rate of 5.0% and maturity date of December 6, 2004.  The loan is guaranteed by the Company.  There were no advances on this line of credit at December 31, 2003.

On April 19, 2000, the Company’s ESOP entered into an agreement with a director to establish a $200,000 revolving line of credit with a fixed interest rate of 8.5% that matured April 19, 2003.  The loan was guaranteed by the Company.    There were no advances on this line of credit at December 31, 2002.

Long-Term

At December 31, 2003, there was $10,150,000 in long-term borrowings from the Federal Home Loan Bank under the arrangements described above.  A total of $8,150,000 of these borrowings mature during 2005 and bear an average interest rate of 4.19%.  The remaining $2,000,000 matures during 2006 and bears an average interest rate of 2.34%.  There were no such borrowings outstanding at December 31, 2002.

10.          COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices under non-cancelable operating leases.  These leases expire on various dates through 2019 and have various renewal options ranging from five to ten years.  Rental payments include minimum rentals, plus adjustments for changing price indexes.  The Company has subleased various office spaces to other companies under non-cancelable agreements that expire in 2007 and 2008.  Future minimum lease payments and sublease rental income are as follows (dollars in thousands):

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income
2004	$1,541	$96
2005	1,582	96
2006	1,451	96
2007	1,208	95
2008	943	64
Thereafter	4,378	—
	$11,103	$447

Rental expense included in occupancy expense totaled $1,072,000, $675,000 and $519,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Sublease income included in occupancy expense totaled $97,000, $68,000 and $66,000 for the years ended 2003, 2002 and 2001, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2003	2002
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$21,691	$5,463
Commercial real estate, construction and land development commitments secured by real estate	161,107	95,277
Other commercial commitments not secured by real estate	49,949	35,420
Agricultural commitments	4,237	6,092
Other commitments	4,115	4,415
	$241,099	$146,667
Letters of credit	$18,752	$1,139

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

Commitments to sell loans are agreements to sell to another party loans originated by the Company.  The Company only sells loans to third parties without recourse.  The Company is not exposed to credit loss if the borrower fails to perform according to the promissory note as long as the Company has fulfilled its obligations stated in the sales commitment.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout El Dorado, Placer, Sacramento, Lake, Stanislaus, San Joaquin, Calaveras, Amador, Tuolumne and Contra Costa counties.

In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 84% and 81% of the Company’s loan portfolio at December 31, 2003 and 2002, respectively.  Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans.  Personal and business income represent the primary source of repayment for a majority of these loans.

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

Federal Reserve Requirement

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The reserve balances held by the Company’s banking subsidiaries with the Federal Reserve Bank totaled $75,000 and $50,000 at December 31, 2003 and 2002, respectively.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements.  Uninsured deposits totaled $18,452,000 at December 31, 2003.

11.          SUBORDINATED DEBENTURES

Western Sierra Statutory Trust I (Trust I) and Western Sierra Statutory Trust II (Trust II) are Connecticut statutory business trusts.  Western Sierra Statutory Trust III (Trust III) and Western Sierra Statutory Trust IV (Trust IV) are Delaware statutory business trusts.  All were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Company’s equity interests in the trusts, totaling $496,000, are accounted for under the equity method and are included in other assets on the accompanying consolidated balance sheet and the junior subordinated deferrable interest debentures (the “subordinated debentures”) held by the trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2003, $30,534,000 of the trust preferred securities qualified as Tier 1 capital, and the remaining $5,466,000 qualified as Tier 2 capital.

In July and December 2001, the Company issued to Trust I and Trust II subordinated debentures due July 31, 2031 and December 18, 2031, respectively.  Simultaneously, Trust I and Trust II issued 6,000 and 10,000 floating rate trust preferred securities, with liquidation values of $1,000 per security, for gross proceeds of $16,000,000.  The subordinated debentures represent the sole assets of the Trusts.  The subordinated debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB.  The Company may redeem the subordinated debentures held by Trust I on any July 31st on or after July 31, 2006.  The Company may redeem the subordinated debentures held by Trust II on any December 18 on or after December 18, 2006.  The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event, which is defined in the debenture.  The floating rate trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on July 31, 2031 and December 18, 2031.

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on each set of trust preferred securities and subordinated debentures are the same and are computed on a 360-day basis.  For the $6,000,000 in subordinated debentures and trust preferred securities issued in July 2001, the rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.58%, with a maximum rate of 12.5% annually, adjustable quarterly.  For the $10,000,000 in subordinated debentures and trust preferred securities issued in December 2001, the rate is LIBOR plus 3.60%, with a maximum rate of 12.5% annually, adjustable quarterly.  The average LIBOR rate for the year ended December 31, 2003 was 1.26%.

In September 2003, the Company formed two wholly-owned Delaware statutory business trusts, Trust III and Trust IV. The Company issued to Trusts III and IV subordinated debentures in the aggregate principal amount of $10,000,000 to each trust for a total of $20,000,000. Trusts III and IV funded their purchase of the subordinated debentures by issuing $10,000,000 in floating rate trust preferred securities in each trust, which were then pooled and sold. Trusts III and IV secured these trust preferred securities with the subordinated debentures issued by the Company. The debentures are the only assets of Trusts III and IV. The interest rate on both instruments is the three-month LIBOR plus 2.90% and the trust preferred securities are callable at par after five years. The proceeds from the issuance of the debentures were used to retire $3,000,000 in short-term debt and pay the cash portion of the ACB acquisition (approximately $6,500,000).  The remainder of the proceeds (approximately $10,500,000) will be used for future acquisitions and general corporate purposes.

The subordinated debentures and trust preferred securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security.  The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the trust preferred securities; (2) the redemption price with respect to any trust preferred securities called for redemption by Trusts III and IV and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of Trusts III and IV.  The trust preferred securities are mandatorily redeemable upon maturity of the subordinated debentures on July 31, 2033, or upon earlier redemption as provided in the debenture.

12.          SHAREHOLDERS’ EQUITY

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends.  Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period.  In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2003, the subsidiaries had $18,460,000 in retained earnings available for dividend payments to the Company.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
December 31, 2003
Basic earnings per share	$9,948	4,400,197	$2.26
Effect of dilutive stock options		215,620
Diluted earnings per share	$9,948	4,615,817	$2.16
December 31, 2002
Basic earnings per share	$8,004	4,079,265	$1.96
Effect of dilutive stock options		159,202
Diluted earnings per share	$8,004	4,238,467	$1.89
December 31, 2001
Basic earnings per share	$5,436	3,966,236	$1.37
Effect of dilutive stock options		98,482
Diluted earnings per share	$5,436	4,064,718	$1.34

Stock Options

In 1999, 1997, 1990 and 1989, the Board of Directors adopted stock option plans for which 497,767 shares of common stock remain reserved for issuance to employees and Directors under incentive and nonstatutory agreements.  In addition, certain ACB options outstanding at the date of the acquisition were converted into options to purchase shares of the Company’s common stock.  A total of 30,727 shares remain reserved for issuance in connection with these options. There were 70,010 shares available for grant under the 1999 plan at December 31, 2003.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally five years.  Outstanding options under the 1997, 1990 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans.

A summary of the combined activity within the plans follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding beginning of year	367,854	$12.01	327,153	$9.73	336,276	$7.95
Options granted	120,261	$23.73	82,210	$20.85	103,480	$12.65
Options exercised	(21,654)	$10.89	(30,261)	$11.42	(85,529)	$5.95
Options canceled	(7,977)	$15.38	(11,248)	$12.12	(27,074)	$10.70
Options outstanding, end of year	458,484	$15.08	367,854	$12.01	327,153	$9.73
Options exercisable, end of year	328,806	$12.81	240,833	$9.85	218,101	$8.74

A summary of options outstanding at December 31, 2003 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2003
$3.62 - $6.72	56,908	2.3 years	56,908
$8.55 - $9.66	81,876	4.5 years	76,166
$9.93 - $16.50	161,857	6.8 years	130,835
$20.33 - $26.41	142,017	8.7 years	54,911
$31.23 - $36.21	15,826	9.5 years	9,986
	458,484		328,806

Common Stock Repurchase Program

During 2002 and 2001, the Board of Directors authorized the repurchase of up to 180,000 and 329,000 shares, respectively, of the Company’s common stock.  Repurchases were generally made in the open market at market prices.  During 2002 and 2001, 5,000 and 163,000 shares of the Company’s common stock were repurchased.

Regulatory Capital

The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and its banking subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth below.  Each of these components is defined in the regulations.  Management believes that the Company and its banking subsidiaries meet all their capital adequacy requirements as of December 31, 2003 and 2002.

In addition, the most recent notifications from the OCC and FDIC categorized each of the banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the categories. To be categorized as well capitalized, the banking subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below (dollars in thousands):

	2003		2002
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Western Sierra Bancorp and Subsidiaries	$91,495	8.8%	$65,306	9.6%
Minimum regulatory requirement	$41,428	4.0%	$27,144	4.0%
Western Sierra National Bank	$37,547	8.3%	$31,612	8.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$22,715	5.0%	$19,085	5.0%
Minimum regulatory requirement	$18,172	4.0%	$15,268	4.0%
Lake Community Bank	$10,917	9.2%	$9,701	8.5%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$5,907	5.0%	$5,720	5.0%
Minimum regulatory requirement	$4,726	4.0%	$4,576	4.0%
Central California Bank	$28,162	7.8%	$13,077	7.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$18,057	5.0%	$9,398	5.0%
Minimum regulatory requirement	$14,445	4.0%	$7,518	4.0%
Auburn Community Bank	$7,363	7.1%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$5,201	5.0%	N/A	N/A
Minimum regulatory requirement	$4,161	4.0%	N/A	N/A

Tier 1 Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$91,495	10.3%	$65,306	11.4%
Minimum regulatory requirement	$35,565	4.0%	$22,878	4.0%
Western Sierra National Bank	$37,547	9.0%	$31,612	9.5%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$24,911	6.0%	$20,056	6.0%
Minimum regulatory requirement	$16,607	4.0%	$13,370	4.0%
Lake Community Bank	$10,917	9.7%	$9,701	9.2%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$6,732	6.0%	$6,353	6.0%
Minimum regulatory requirement	$4,488	4.0%	$4,236	4.0%
Central California Bank	$28,162	9.8%	$13,077	10.2%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$17,287	6.0%	$7,733	6.0%
Minimum regulatory requirement	$11,525	4.0%	$5,155	4.0%

	2003		2002
	Amount	Ratio	Amount	Ratio
Auburn Community Bank	$7,363	9.7%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$4,549	6.0%	N/A	N/A
Minimum regulatory requirement	$3,033	4.0%	N/A	N/A

Total Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$107,757	12.1%	$72,419	12.7%
Minimum regulatory requirement	$71,130	8.0%	$45,755	8.0%
Western Sierra National Bank	$42,571	10.3%	$35,713	10.7%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$41,518	10.0%	$33,426	10.0%
Minimum regulatory requirement	$33,215	8.0%	$26,740	8.0%
Lake Community Bank	$12,320	11.0%	$11,024	10.4%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$11,220	10.0%	$10,589	10.0%
Minimum regulatory requirement	$8,976	8.0%	$8,471	8.0%
Central California Bank	$31,764	11.0%	$14,636	11.4%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$28,812	10.0%	$12,888	10.0%
Minimum regulatory requirement	$23,049	8.0%	$10,310	8.0%
Auburn Community Bank	$8,310	11.0%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$7,582	10.0%	N/A	N/A
Minimum regulatory requirement	$6,066	8.0%	N/A	N/A

13.          OTHER EXPENSES

Other expenses consisted of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001

Professional fees	$1,096	$1,593	$1,529
Data processing	1,084	1,083	496
Stationery and supplies	623	517	432
Advertising and promotion	364	258	218
Insurance	696	344	244
Merger and acquisition	186	—	—
Other operating expenses	4,037	3,485	2,650

	$8,086	$7,280	$5,569

Professional fees include amounts paid to outside vendors to perform accounting, data processing, courier and other deposit related services for companies maintaining large non-interest bearing deposits with the Company.  Total costs incurred are dependent upon the volume of deposits and totaled $111,000, $177,000 and $369,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  During the same periods, the companies maintained average available balances of $33,379,000, $25,044,000 and $17,259,000, respectively.  The Company’s non-interest bearing deposits at December 31, 2003 and 2002 totaled $27,081,000 and $45,234,000, respectively.

14.          INCOME TAXES

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following (dollars in thousands):

	Federal	State	Total
2003

Current	$7,388	$2,716	$10,104
Deferred	(2,306)	(523)	(2,829)

Income tax expense	$5,082	$2,193	$7,275

2002

Current	$3,141	$374	$3,515
Deferred	162	(240)	(78)

Income tax expense	$3,303	$134	$3,437

2001

Current	$3,006	$993	$3,999
Deferred	(610)	(151)	(761)

Income tax expense	$2,396	$842	$3,238

Deferred tax assets (liabilities) are comprised of the following at December 31, 2003 and 2002 (dollars in thousands):

	December 31,
	2003	2002

Deferred tax assets:
Allowance for loan and lease losses	$5,129	$2,778
Deferred compensation	1,141	758
Net operating loss carryforward	63	86
Future benefit of State tax deduction	1,243	49
Mark to market	365	—
Deposit purchase premium	58	48
Premises and equipment	—	86
Other	—	12

Total deferred tax assets	7,999	3,817

Deferred tax liabilities:
Future liability of State deferred tax assets	(383)	(291)
Federal Home Loan Bank stock dividends	(195)	(164)
Unrealized gains on available-for-sale investment securities	(465)	(351)
Organization costs	(2,170)	(430)
Premises and equipment	(308)	—

Total deferred tax liabilities	(3,521)	(1,236)

Net deferred tax assets	$4,478	$2,581

As of December 31, 2003, the Company has State net operating loss carryforwards (NOLs) totaling approximately $500,000, which were acquired as a result of the merger with CCB.  State NOLs begin to expire in 2008.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Federal income tax expense, at statutory rate	$6,028	35.0	$3,890	34.0	$2,949	34.0
State franchise tax, net of Federal tax effect	1,991	11.6	743	6.5	622	7.1
Tax-exempt income from investment securities and loans	(513)	(3.0)	(1,337)	(11.7)	(383)	(4.4)
Affordable housing tax credits	(202)	(1.2)	—	—	—	—
Tax-exempt income from life insurance policies	(159)	(0.9)	(71)	(0.6)	(16)	(0.2)
Other	130	0.7	212	1.8	66	0.8
Total income tax expense	$7,275	42.2	$3,437	30.0	$3,238	37.3

For the year ended December 31, 2003, management made the determination not to recognize any state tax benefits associated with the REIT established by WSNB until there was more clarity as to the State of California position on the application of state laws with respect to the REIT.  The Chief Counsel of the California Franchise Tax Board, in an announcement released on December 31, 2003, declared the position of the California Franchise Tax Board with respect to certain REIT transactions.  As a result of that announcement, management made the decision to fully reserve for all state tax benefits previously recognized in 2002 in connection with the REIT and establish appropriate reserves for related potential costs.  Expense recognized in connection with this reserve totaled $940,000 and is included in the provision for income taxes for the year ended December 31, 2003 on the consolidated statement of income, with the related liability included in accrued interest payable and other liabilities on the consolidated balance sheet.  The Company reserves its right to appeal this issue and claim a refund of payments made if the matter is favorably resolved in the future.

15.          RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors.  These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

The following is a summary of the aggregate activity involving related parties during 2003 (dollars in thousands):

Borrowings

Balance, January 1, 2003	$6,264

Disbursements	6,947
Amounts repaid	8,394

Balance, December 31, 2003	$4,817

Undisbursed commitments to related parties, December 31, 2003	$3,121

Loan to the ESOP

The Company’s ESOP established a revolving line of credit in the amount of $500,000 with a director of one of the Company’s subsidiaries during 2003 (see Note 9).  In June, the ESOP borrowed $325,000 to purchase shares of the Company’s common stock, which was subsequently repaid in December.  Interest expense associated with the borrowings totaled $7,000 for the year ended December 31, 2003.  At December 31, 2003 there were no advances on this line of credit.

16.          BENEFIT PLANS

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

Employer contributions totaled $271,000, $184,000 and $90,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Stock Ownership Plan

The Employee Stock Ownership Plan (ESOP) is designed to invest primarily in securities of the Company purchased on the open market.  The purchase of shares is funded through contributions to the ESOP by the Company and loans from certain members of the Board of Directors (see Notes 9 and 15).  Contributions to the plan are at the sole discretion of the Board of Directors and are limited on a participant-by-participant basis to the lesser of $30,000 or 25% of the participant’s compensation for the plan year. Compensation is defined as all compensation paid during the plan year which is considered to be W-2 income, to include amounts deferred under the Company’s 401KSOP.  Employer contributions vest at a rate of 20% per year after two years of employment.  Employee contributions are not permitted.  Benefits may be distributed in the form of qualifying Company securities or cash.  However, participants have the right to demand that their benefits be distributed in the form of qualifying Company securities.

During 1999, the ESOP purchased 22,592 shares of the Company’s common stock with the proceeds of a $300,000 loan to the ESOP by a member of the Board of Directors.  During 2000, the ESOP purchased 19,208 shares of the Company’s common stock with the proceeds of a $200,000 loan to the ESOP by a member of the Board of Directors.  During 2003, the ESOP purchased 9,975 shares of the Company’s common stock with the proceeds of a $325,000 loan to the ESOP by a member of the Board of Directors.  Interest expense related to these loans totaled $7,000, $24,000 and $37,000 during the years ended December 31, 2003, 2002 and 2001, respectively.  All such loans were repaid at December 31, 2003 and 2002.

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

Contributions to the ESOP recognized as compensation expense totaled $393,000, $350,000 and $201,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Allocated, committed-to-be-released and unallocated ESOP shares as of December 31, 2003, 2002 and 2001, adjusted for stock dividends, were as follows (dollars in thousands):

	2003	2002	2001

Allocated	88,306	58,616	48,958
Committed-to-be-released	9,975	35,811	15,768
Unallocated			35,811

Total ESOP shares	98,281	94,427	100,537

Fair value of unallocated shares			$528

Salary Continuation Plans

Under the salary continuation plans, the Company is obligated to provide nine current and four former executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death.  These benefits are substantially equivalent to those available under split dollar life insurance policies purchased by the Company on the lives of the executives.  The estimated present value of these future benefits are accrued over the period from the effective date of the plans until the executives’ expected retirement dates.  The expense recognized under these plans totaled $256,000, $267,000 and $132,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $5,871,000 and $4,692,000 at December 31, 2003 and 2002, respectively.  On the consolidated balance sheet, the cash surrender value of life insurance polices is included in accrued interest receivable and other assets.  Income on these policies, net of expense, totaled approximately $303,000, $185,000 and $47,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Officer Supplemental Life Insurance Plan

During 2003, the Company purchased single premium life insurance policies on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The cash surrender value of these insurance policies totaled $7,970,000 at December 31, 2003, and is included on the consolidated balance sheet in accrued interest receivable and other assets.  Income on these policies, net of expense, totaled approximately $180,000 for the year ended December 31, 2003.

Director Retirement Plans

During 2003, the Board of Directors approved a retirement plan for certain directors electing early retirement from the Company.  The plan provides for annual payments of $7,200 for ten years to each director and will become effective upon their retirement in May 2004.  The estimated present value of these future payments, totaling $130,000, was included in other expense in the consolidated statement of income for the year ended December 31, 2003.

During 2001, the Board of Directors approved a retirement plan for certain directors electing early retirement from the Company.  The plan provides for annual payments of $7,200 for ten years to each director and became effective with their retirement in June 2001.  The estimated present value of these future payments, totaling $140,000, was included in other expense in the consolidated statement of income for the year ended December 31, 2001.

17.          COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income.  Total comprehensive income and the components of accumulated other comprehensive income are presented in the consolidated statement of changes in shareholders’ equity.

At December 31, 2003, 2002 and 2001, the Company held securities classified as available-for-sale which had unrealized gains as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax

For the Year Ended December 31, 2003

Other comprehensive income:
Unrealized holding gains	$344	$(120)	$224
Less: reclassification adjustment for gains included in net income	18	(6)	12

Net unrealized holding gains	$326	$(114)	$212

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,395	$(479)	$916
Less: reclassification adjustment for gains included in net income	49	(17)	32

Net unrealized holding gains	$1,346	$(462)	$884

For the Year Ended December 31, 2001

Other comprehensive income:
Unrealized holding gains	$340	$(149)	$191
Less: reclassification adjustment for gains included in net income	120	(45)	75

Net unrealized holding gains	$220	$(104)	$116

18.          DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2003 and 2002:

Cash, cash equivalents and short-term borrowings:  For cash, cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

Interest-bearing deposits in banks: The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

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

Investment in limited partnership:  The fair value of the investment in the limited partnership is estimated using indications of value provided by brokers.

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

Subordinated debentures:  Fair values of subordinated debentures were determined based on the current market value for like-kind instruments of a similar maturity and structure.

Limited partnership capital commitment:  The fair value of the capital commitment to the limited partnership is estimated using a discounted cash flow analysis using interest rates currently available for debt instruments of a similar term.

Commitments to extend credit:  Commitments to extend credit are primarily for variable rate loans and letters of credit.  For these commitments, there is no difference between the commitment amounts and their fair values.  Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

The estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$38,584	$38,584	$29,064	$29,064
Fed funds sold	17,380	17,380	7,900	7,900
Interest-bearing deposits in banks	4,198	4,198	1,784	1,784
Loans held for sale	940	956	4,926	5,060
Trading and investment securities	83,588	83,749	69,057	69,259
Loans and leases	807,260	821,817	531,671	555,512
Cash surrender value of life insurance policies	13,841	13,841	4,692	4,692
Investment in limited partnership	4,873	4,873	—	—
Accrued interest receivable	3,943	3,943	3,125	3,125

Financial liabilities:
Deposits	$873,138	$874,189	$589,373	$590,615
Short-term borrowings	10,500	10,500	14,500	14,500
Long-term debt	10,150	10,470	—	—
Subordinated debentures	36,496	36,496	16,496	16,496
Limited partnership capital commitment	3,167	3,167
Accrued interest payable	1,144	1,144	983	983

Off-balance-sheet financial instruments:
Commitments to extend credit	$241,099	$241,099	$146,667	$146,667
Letters of credit	$18,752	$18,752	$1,139	$1,139

19.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS
Cash and due from banks	$10,346	$7,105
Investment in subsidiaries	116,784	59,918
Trading securities	28	18
Available-for-sale investment securities	1	1
Premises and equipment	5,392	5,633
Other assets	1,724	1,626
Total assets	$134,275	$74,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt to bank subsidiary	$2,348	$2,390
Subordinated debentures	36,496	16,496
Accrued expenses and other liabilities	1,994	1,076
Total liabilities	40,838	19,962
Shareholders’ equity:
Common stock	66,459	30,958
Retained earnings	26,097	22,712
Accumulated other comprehensive income	881	669
Total shareholders’ equity	93,437	54,339
Total liabilities and shareholders’ equity	$134,275	$74,301

STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Income:
Dividends declared by subsidiaries-eliminated in consolidation	$3,000	$9,250	$2,000
Management and service fees from subsidiaries	3,635	3,115	2,876
Interest income	89	84	1
Trading securities income	10	2	1
Gain (loss) on sale of investment securities	1	(72)	—
Other income	18	5	—
Total income	6,753	12,384	4,878
Expenses:
Salaries and benefits	4,065	3,154	2,526
Occupancy and equipment	1,346	1,240	739
Interest expense	1,302	1,060	274
Data processing fees	419	400	367
Professional fees	515	726	840
Director fees and retirement expense	190	46	190
Merger costs	186	—	—
Other expenses	747	982	714
Total expenses	8,770	7,608	5,650
(Loss) income before equity in undistributed income of subsidiaries	(2,017)	4,776	(772)
Equity in undistributed income of subsidiaries	10,850	1,497	5,173
Income before income tax benefit	8,833	6,273	4,401
Income tax benefit	1,115	1,731	1,035
Net income	$9,948	$8,004	$5,436

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$9,948	$8,004	$5,436
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(10,850)	(1,497)	(5,173)
Increase in trading securities	(10)	(2)	(1)
(Gain) loss on sale of available-for-sale investment securities	(1)	72	—
Loss on sale of premises and equipment	—	175	—
Compensation costs associated with the ESOP	325	400	100
Depreciation, amortization and accretion, net	725	835	451
Decrease (increase) in other assets	457	450	(409)
Increase in other liabilities	918	354	303
Net cash provided by operating activities	1,512	8,791	707
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(14,992)	—	(700)
Proceeds from the sale of available-for-sale investment securities	15,000	648	—
Purchase of premises and equipment	(491)	(3,548)	(1,664)
Proceeds from sale of equipment	—	37	—
Investment in subsidiaries	(17,625)	(11,273)	(1,996)
Net cash used in investing activities	(18,108)	(14,136)	(4,360)
Cash flows from financing activities:
Repayment of short-term borrowings	—	—	(650)
Proceeds from long-term debt	—	2,400	—
Repayment of long-term debt	(42)	(10)	—
Repurchase of common stock	—	(105)	(2,418)
Proceeds from ESOP borrowings	325	—	—
Repayment of ESOP borrowings	(325)	(400)	(100)
Purchase of unearned ESOP shares	(325)	—	—
Payments for fractional shares	(33)	(31)	(9)
Proceeds from exercise of stock options	237	252	508
Proceeds from issuance of subordinated debentures	20,000	—	16,496
Net cash provided by financing activities	19,837	2,106	13,827
Net increase (decrease) in cash and cash equivalents	3,241	(3,239)	10,174
Cash and cash equivalents at beginning of year	7,105	10,344	170
Cash and cash equivalents at end of year	$10,346	$7,105	$10,344

20.      SUBSEQUENT EVENT

On January 16, 2004 the Company announced that the Board of Directors authorized management to utilize up to $2 million of the Company’s capital to repurchase common stock, which is approximately 50,000 shares or 1% of the total outstanding shares based on the stock price at the time of the announcement.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
and Shareholders

Western Sierra Bancorp
and Subsidiaries

We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

January 23, 2004

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

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

10.26	Wells Fargo Note Contract dated April 10, 2003. (1)

10.27	Stock Option Agreement dated December 11, 2001 between Mr. Phillip Wood and Western Sierra Bancorp. (1)

10.28	Stock Option Agreement dated December 11, 2001 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.29	Stock Option Agreement dated April 25, 2002 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.30	Stock Option Agreement dated April 25, 2002 between Mr. Fred Rowden and Western Sierra Bancorp. (1)

10.31	Stock Option Agreement dated April 25, 2002 between Mr. Kirk Dowdell and Western Sierra Bancorp. (1)

10.32	Stock Option Agreement dated June 27, 2002 between Mr. Gary Gall and Western Sierra Bancorp. (1)

10.33	Stock Option Agreement dated June 27, 2002 between Mr. Anthony Gould and Western Sierra Bancorp. (1)

10.34	Stock Option Agreement dated March 30, 2003 between Mr. Phillip Wood and Western Sierra Bancorp. (1)

10.35	Stock Option Agreement dated March 30, 2003 between Mr. Gary Gall and Western Sierra Bancorp. (1)

10.36	Stock Option Agreement dated March 30, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp. (1)

10.37	Stock Option Agreement dated March 30, 2003 between Mr. Anthony Gould and Western Sierra Bancorp. (1)

10.38	Stock Option Agreement dated March 30, 2003 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.39	Stock Option Agreement dated March 30, 2003 between Mr. Fred Rowden and Western Sierra Bancorp. (1)
10.40	Stock Option Agreement dated January 1, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp. (1)

10.41	Stock Option Agreement dated January 1, 2002 between Mrs. Barbara Cook and Western Sierra Bancorp. (1)

10.42	Stock Option Agreement dated January 1, 2002 between Mr. William Fisher and Western Sierra Bancorp. (1)

10.43	Stock Option Agreement dated January 1, 2002 between Mr. Howard Jahn and Western Sierra Bancorp. (1)

10.44	Stock Option Agreement dated January 1, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp. (1)

10.45	Stock Option Agreement dated January 1, 2002 between Mr. Thomas Manz and Western Sierra Bancorp. (1)

10.46	Stock Option Agreement dated January 1, 2002 between Mr. Harold Prescott and Western Sierra Bancorp. (1)

10.47	Stock Option Agreement dated January 1, 2002 between Mr. Lary Davis and Western Sierra Bancorp. (1)

10.48	Stock Option Agreement dated December 31, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp. (1)

10.49	Stock Option Agreement dated December 31, 2002 between Mr. Barbara Cook and Western Sierra Bancorp. (1)

10.50	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp. (1)

10.51	Stock Option Agreement dated December 31, 2002 between Mr. Howard Jahn and Western Sierra Bancorp. (1)

10.52	Stock Option Agreement dated December 31, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp. (1)

10.53	Stock Option Agreement dated December 31, 2002 between Mr. Thomas Manz and Western Sierra Bancorp. (1)

10.54	Stock Option Agreement dated December 31, 2002 between Mr. Harold Prescott and Western Sierra Bancorp. (1)

10.55	Stock Option Agreement dated December 31, 2002 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp. (1)

10.56	Stock Option Agreement dated December 31, 2002 between Mr. Lary Davis and Western Sierra Bancorp. (1)

10.57	Stock Option Agreement dated December 31, 2002 between Mr. William Eames and Western Sierra Bancorp. (1)

10.58	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank. (1)

10.59	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank. (1)

10.60	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank. (1)

10.61	Stock Option Agreement dated July 1, 2003 between Mr. Charles Bacchi and Western Sierra Bancorp. (2)

10.62	Stock Option Agreement dated July 1, 2003 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp. (2)

10.63	Stock Option Agreement dated July 1, 2003 between Mr. Lary Davis and Western Sierra Bancorp. (2)

10.64	Stock Option Agreement dated July 1, 2003 between Mr. William Fisher and Western Sierra Bancorp. (2)

10.65	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp. (2)

10.66	Stock Option Agreement dated July 1, 2003 between Mr. Howard Jahn and Western Sierra Bancorp. (2)

10.67	Stock Option Agreement dated July 1, 2003 between Mr. Alan Kleinert and Western Sierra Bancorp. (2)

10.68	Stock Option Agreement dated July 1, 2003 between Mr. Thomas Manz and Western Sierra Bancorp. (2)

10.69	Stock Option Agreement dated July 1, 2003 between Mr. Harold Prescott and Western Sierra Bancorp. (2)

10.70	Stock Option Agreement dated July 15, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp. (2)

10.71

Agreement and Plan of Reorganization by and between the Western and Auburn Community Bank dated as of August 20, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-109833 and is incorporated herein by this reference. (2)

10.72	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003. (2)

10.73	Summary of financial terms for Western Sierra Statutory Trusts III and IV. (2)

11.1	Statement re: Computation of earnings per share is included in Note 12 to the consolidated financial statements.

21.1	Subsidiaries of the Registrant

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould.

32.2	Section 906 Certification by Gary D. Gall.

(1)    included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

(2)    included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

(b)     Reports on Form 8-K

October 21, 2003:	Press release for 3rd quarter earnings
December 17, 2003:	Completion of Auburn Community Bank acquisition
January 21, 2004:	Announcement of stock repurchase plan and press release for 4th quarter earnings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN SIERRA BANCORP
By:	/s/ GARY D. GALL	Dated: March 10, 2004
President and Chief Executive Officer (Principal Executive Officer)

And By:	/s/ ANTHONY J. GOULD	Dated: March 10, 2004
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CHARLES W. BACCHI	Dated: March 10, 2004
Charles W. Bacchi, Director and Chairman of the Board

/s/ WILLIAM J. FISHER	Dated: March 10, 2004
William J. Fisher, Director

/s/ HAROLD S. PRESCOTT	Dated: March 10, 2004
Harold S. Prescott, Director

/s/ LORI WARDEN	Dated: March 10, 2004
Lori Warden, Director

/s/ ALAN J. KLEINERT	Dated: March 10, 2004
Alan J. Kleinert, Director

/s/ HOWARD A. JAHN	Dated: March 10, 2004
Howard A. Jahn, Director

/s/ BARBARA L. COOK	Dated: March 10, 2004
Barbara L. Cook, Director

/s/ THOMAS MANZ	Dated: March 10, 2004
Thomas Manz, Director

/s/ LARY A. DAVIS	Dated: March 10, 2004
Lary A. Davis, Director

/s/ DOUGLAS A. NORDELL	Dated: March 10, 2004
Douglas A. Nordell, Director

/s/ WILLIAM EAMES	Dated: March 10, 2004
William Eames, Director

/s/ MATTHEW BRUNO SR.	Dated: March 10, 2004
Matthew Bruno, Sr., Director

/s/ JAN T. HALDEMAN	Dated: March 10, 2004
Jan T. Haldeman, Director