Form 10-Q
period 2004-03-31
WESTERN SIERRA BANCORP
filed 2004-05-10
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 7, 2004 there were approximately 7,547,000 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Balance Sheet

(dollars in thousands, except number of shares)

	March 31, 2004	December 31, 2003
ASSETS:
Cash and due from banks	$36,453	$38,584
Federal funds sold	43,295	17,380
Cash and cash equivalents	79,748	55,964

Interest-bearing deposits	4,000	4,198
Loans held for sale	1,729	940
Investment securities:
Trading, at estimated market value	31	28
Available for sale (amortized cost $75,650 in 2004 and $78,156 in 2003)	77,695	79,502
Held to maturity (market value of $3,989 in 2004 and $4,219 in 2003)	3,811	4,058
Total investments	81,537	83,588
Portfolio loans and leases:
Real estate mortgage	544,422	495,948
Real estate construction	180,633	195,889
Commercial	114,813	109,685
Agricultural	11,509	12,185
Installment	5,178	5,795
Lease financing	1,983	2,016
Total gross loans and leases	858,538	821,518
Deferred loan and lease fees, net	(2,490)	(2,729)
Allowance for loan and lease losses	(12,165)	(11,529)
Net portfolio loans and leases	843,883	807,260

Premises and equipment, net	19,543	19,591
Goodwill and other intangible assets	34,551	34,731
Other assets	29,971	29,439
Total assets	$1,094,962	$1,035,711

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$238,523	$221,898
Interest bearing deposits:
NOW, money market and savings	336,424	340,922
Time, over $100,000	174,583	145,608
Other time	168,769	164,710
Total deposits	918,299	873,138

Borrowed funds	32,750	20,650
Subordinated debentures	36,496	36,496
Other liabilities	9,867	11,990
Total liabilities	997,412	942,274

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock— no par value; 15,000,000 shares authorized; none issued (1)	—	—
Common stock— no par value; 15,000,000 shares authorized; 7,463,299 shares issued in 2004 and 7,439,029 shares in 2003 (1)	66,649	66,459
Retained earnings	29,562	26,097
Accumulated other comprehensive income	1,339	881
Total shareholders’ equity	97,550	93,438
Total liabilities and shareholders’ equity	$1,094,962	$1,035,711

(1) As adjusted for the May 7, 2004 three for two stock split.

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statement of Income

(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest income:
Interest and fees on loans	$14,036	$9,752
Interest on investment securities:
Taxable	369	401
Exempt from Federal income taxes	387	359
Interest on Federal funds sold	53	42
Total interest income	14,844	10,555

Interest expense:
Interest on deposits	2,004	1,999
Interest on borrowed funds and subordinated debentures	557	272
Total interest expense	2,562	2,271

Net interest income	12,282	8,284

Provision for loan and lease losses	710	525

Net interest income after provision for loan and lease losses	11,572	7,759

Non-interest income:
Service charges and fees	1,195	819
Investment service fee income	291	16
Net gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	855	1,104
Other income	227	117
Total non-interest income	2,568	2,055

Other expenses:
Salaries and benefits	4,887	3,416
Occupancy and equipment	1,352	1,052
Other expenses	2,309	1,645
Amortization of core deposits and other intangibles	180	62
Total other expenses	8,728	6,175

Income before income taxes	5,412	3,639

Income taxes	1,947	1,352
Net income	$3,465	$2,287

Basic earnings per share (1)	$0.46	$0.36
Fully diluted earnings per share (1)	$0.44	$0.35

(1) As adjusted for the May 7, 2004 three for two stock split.

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

(dollars in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$3,465	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	710	525
Depreciation and amortization	762	544
Deferred loan and lease origination fees, net	(239)	(116)
Amortization of investment security premiums, net of accretion of discount	241	110
Increase in trading securities	(3)	—
Increase in cash surrender value of life insurance policies	(165)	(50)
(Increase) decrease in loans held for sale	(789)	581
Increase in other assets	(550)	(1,667)
(Decrease) increase in other liabilities	(2,167)	1,950
(Increase) decrease in deferred taxes	(20)	—
Net cash provided by operating activities	1,245	4,164

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	4	—
Proceeds from called held-to-maturity investment securities	—	1,000
Proceeds from matured available-for-sale investment securities	—	500
Purchases of available-for-sale investment securities	(385)	(488)
Principal repayments received from available-for-sale SBA pools and mortgage-backed securities	2,649	2,256
Principal repayments received from held-to-maturity mortgage-backed securities	243	178
Net decrease in interest-bearing deposits in banks	198	396
Net increase in loans and leases	(37,050)	(29,029)
Purchases of premises and equipment	(534)	(236)
Net cash used in investing activities	(34,875)	(25,423)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$12,127	$(4,177)
Net increase in time deposits	33,034	51,933
Net increase (decrease) in borrowings	12,100	(7,000)
Proceeds from the exercise of stock options	153	127
Net cash provided by financing activities	57,414	40,883
Increase in cash and cash equivalents	23,784	19,624
Cash and cash equivalents at beginning of year	55,964	36,964
Cash and cash equivalents at end of period	$79,748	$56,588

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$698	$407

See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report to Shareholders.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB), Auburn Community Bank (ACB) and Western Sierra Statutory Trusts I, II, III, and IV.  All significant inter-company balances and transactions have been eliminated.  Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain amounts in the consolidated financial statements for the year ended December 31, 2003 and the three-month period ended March 31, 2003 may have been reclassified to conform to the presentation of the consolidated financial statements in 2004.

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

2.  Stock-based Compensation

At March 31, 2004, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Net earnings as reported	$3,465	$2,287
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards,net of related tax effects	(287)	(195)

Pro forma net income	$3,178	$2,092

Basic earnings per share - as reported	$0.46	$0.36
Basic earnings per share - pro forma	$0.43	$0.33

Diluted earnings per share - as reported	$0.44	$0.35
Diluted earnings per share - pro forma	$0.41	$0.33

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Basic EPS Computation:
Numerator-net income	$3,465	$2,287
Denominator— weighted average number of shares outstanding	7,457,544	6,288,334
Basic earnings per share	$0.46	$0.36

Diluted EPS Computation:
Numerator-net income	$3,465	$2,287
Denominator— weighted average number of shares outstanding	7,457,544	6,288,334
Effect of dilutive stock options	406,798	274,884
	7,864,342	6,563,218
Diluted earnings per share	$0.44	$0.35

4. Stock Repurchase Plan

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of March 31, 2004, the Company did not repurchase any shares under this plan, but did repurchase 2,000 shares in April 2004.

On May 29, 2002, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company’s common stock. The Company has purchased 5,000 shares at an average price of approximately $21.00 under the plan through March 31, 2004.

5. Acquisitions

During 2003, the Company acquired Auburn Community Bank (ACB) and Central Sierra Bank (CSB).  ACB became a wholly-owned subsidiary of the Company and CSB was merged into CCB.  These acquisitions were completed because management believes that their combined performance exceeds what each entity could accomplish independently and furthers the Company’s expansion throughout Northern California.  Total consideration paid to each entity acquired was determined through extensive negotiation supported by internal modeling, which management believes will result in earnings per share accretion to the Company’s shareholders within twelve months of each acquisition date.  The funds required to pay the cash portion of the consideration for these mergers was generally obtained through the issuance of subordinated debentures (see Note 11 of the Company’s 2003 audited financial statements).

The following table summarizes the terms of each acquisition (dollars in thousands):

	ACB	CSB
Date of acquisition	December 13, 2003	July 11, 2003
Common stock issued	349,976	404,173
Value of common stock issued	$15,900	$12,700
Cash paid	$6,500	$10,700
Total consideration	$22,400	$23,400
Goodwill recorded	$14,500	$11,600
Core deposit intangible recorded	$1,800	$2,900

6.              Commitments and Contingencies

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2004	December 31, 2003
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$24,960	$21,691
Commercial real estate, construction and land development commitments secured by real estate	159,811	161,107
Other commercial commitments not secured by real estate	566	1,023
Agricultural commitments	1,688	4,237
	51,087	49,949
	$238,112	$238,007
Letters of credit	$18,614	$18,752

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

	Three Months Ended March 31,
(In thousands)	2004	2003

Net income	$3,465	$2,287
Other comprehensive income:
Holding gains arising during period, net of tax	458	266
Re-classification adjustment, net of tax	—	—
Total other comprehensive income	458	266
Total comprehensive income	$3,923	$2,553

8.              Subsequent Events

On April 22, 2004, the Company announced a three-for-two stock split effective May 7, 2004.  All shares and per share amounts have been retroactively restated to give effect for the stock split as if it had been declared at the beginning of the earliest period presented.

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

For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Forward-Looking Information”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to March 31, 2004. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2004 compared to the same periods in 2003. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a purchase price allocation resulting in intangible assets totaling $2.3 million in goodwill and $1.9 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.  In July of 2002, certain assets and liabilities of the Sentinel Community Bank branches were transferred from Western Sierra National Bank to Central California Bank.

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 404,173 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation  resulting in intangible assets totaling $11.6 million in goodwill and $2.9 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

In December 2003, the Company acquired Auburn Community Bank for $6.5 million in cash and 349,976 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a preliminary purchase price allocation resulting in intangible assets totaling $14.5 million in goodwill and $1.8 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Auburn Community Bank.

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

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Folsom, Lincoln, Sacramento, Roseville, Granite Bay, Sonora, Twain Harte, Columbia, Turlock, Lakeport, Antioch, Rocklin, Sand Andreas, Angels Camp, Jamestown, Lodi, Sutter Creek, Valley Springs, Copperopolis, Auburn and the surrounding communities. The Company’s primary business is serving the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

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

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At March 31, 2004 there was a title company customer with $6.9 million or 6.6% of total deposits at Lake Community Bank and another title company customer with $5.5 million or 7.2% of total deposits at Auburn Community Bank.  There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products, financial services through Western Sierra Bank’s Financial Services Division and mortgage products and services.

Employees.  At March 31, 2004, the Company and its subsidiaries employed 344 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Financial Condition

The Company increased total assets from $1.04 billion at December 31, 2003 to $1.09 billion at March 31, 2004, an increase of $59 million or 5.7%. The two primary components of asset growth were portfolio loans, which grew $37 million, and cash and equivalents, which increased $24 million.  Asset growth was primarily funded by growth in deposits of $45 million.

During the first three months of 2004, non-interest bearing deposits increased from $222 million at year-end 2003 to $239 million at March 31, 2004.  Included in non-interest deposits are local title company deposits, which have increased $22 million from $27 million at December 31, 2003 to $49 million at March 31, 2004.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first three months of 2004, the  service fees on title company deposits incurred by the Company were less than 1% of the average title company deposits outstanding.

Results of Operations

Note:      All references to shares and per share amounts are have been adjusted for the three-for-two stock split effective May 7, 2004.  The Company’s earnings press release for the quarter ended March 31, 2004 reported fully diluted earnings per share of $0.66,  but is reported herein as $0.44 as adjusted for the subsequent three-for-two stock split.

The Central Sierra Bank (“CSB”) acquisition was effective July 11, 2003 and was accounted for under purchase accounting.  The Auburn Community Bank (“ACB”) acquisition was effective December 13, 2003 and was also accounted for under purchase accounting.  Pursuant to purchase accounting rules, the operating results of the Company for the three-month period ended March 31, 2003 does not include the operational results of CSB and ACB.

The Company reported net income of $3.47 million for the three months ended March 31, 2004 (or $0.44 per share, diluted) compared to $2.29 million (or $0.35 per share, diluted) for the same period in 2003. The quarterly earnings represent an increase of $1.18 million or a 52% increase in net income and a 26% increase in diluted earnings per share.

The primary factors contributing to the increase in operating results during the three-month period ended March 31, 2004 as compared to the same period in 2003 include:

1.               An increase in net interest income of $4.0 million or 48% in the first quarter over the same period in 2003.  The net increase is due to an overall increase in average earning assets (partially due to the acquisition of $133 million in earning assets from the CSB transaction completed in July 2003, and $84 million in earning assets from the ACB transaction completed in December 2003)

2.               An increase in non-interest income, primarily service fees on deposit accounts and investment service fee income.  Non-interest income increased $513,000 or 25% over the first quarter in the previous year.

3.               An effective tax rate of 36.0% as compared to 37.2% in the first quarter of the previous year.

The above factors were offset in part by:

1.               An increase in loan and lease loss provisions of $185,000 for the first quarter ended March 31, 2004 as compared to the same period in 2003. Additional provisions were recorded as a result of growth in loans outstanding.  The percentage of loan and lease loss reserves to gross loans and leases increased to 1.42% at March 31, 2004 as compared to 1.40% at December 31, 2003 and 1.35% at March 31, 2003.

2.               Total other expenses increased $2.55 million or 41% over the first quarter in the previous year.          Total other expenses increased significantly as a result of the addition of CSB and ACB’s operating costs, which totaled approximately $1.81 million (71% of the total increase)  in the first quarter of 2004, that were not included in the 2003 first quarter results as the acquisitions, accounted for under purchase accounting, did not close until July and December of 2003.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.32% for the first quarter of 2004 as compared to 1.34% for the first quarter of 2003.  Return on equity (“ROE”) was 14.74% for the first of 2004 as compared to 16.84% for the first quarter of 2003.  The compression of ROE was largely due to growth in equity which exceeded the Company’s income growth rate.  Equity grew significantly as a result of the acquisition of two bank subsidiaries since June 30, 2003.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended March 31, 2004, interest income on a tax equivalent basis increased by $4.3 million to $15.1 million or 40% over the same period in 2003. Interest expense on deposit accounts and borrowings increased $291,000 or 13% over the same three-month period ended March 31, 2003. Average earning assets yielded (on a fully tax equivalent basis) 6.41% versus 6.80% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.41% from 1.87% a year ago. Net interest income (on a tax equivalent basis) increased $4.0 million or 47% to $12.5 million. The net interest margin decreased 4 basis points to 5.32% from 5.36% for the same three-month period a year ago.

Overall, yields trended down from the prior year as a result of market interest rates.  The most material decrease was realized in taxable investment securities, which decreased to 3.06% for the first quarter of 2004 as compared to 4.27% in the same period of 2003 as a result of declining interest rates over the last few years in the bond market, accelerated prepayments on mortgage-backed securities and a lower yield on new investments than the effective yield of the existing portfolio.

The following tables present, for the periods indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans.  Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent for the three months ending March 31, 2004 and 34 percent for the three months ended March 31, 2003 (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	March 31, 2004			March 31, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$837,635	$14,049	6.75%	$559,085	$9,775	7.09%
Tax exempt investment securities	34,063	595	7.02%	30,858	545	7.16%
Taxable investment securities	47,158	359	3.06%	36,715	387	4.27%
Federal funds sold	21,730	53	0.98%	13,596	42	1.27%
Interest bearing deposits in banks	3,948	10	0.99%	1,656	14	3.42%
Average earning assets	944,534	15,066	6.41%	641,911	10,763	6.80%
Other assets	119,325			59,772
Less ALLL	(11,856)			(7,377)
Average total assets	$1,052,003			$694,306
Interest bearing liabilities:
Savings deposits	$335,767	$544	0.65%	$185,174	$376	0.82%
Time deposits	328,601	1,461	1.79%	278,104	1,623	2.37%
Other borrowings (1)	66,832	557	3.35%	29,200	272	3.78%
Average interest bearing liabilities	731,200	2,562	1.41%	492,478	2,271	1.87%
Non-interest bearing liabilities	214,849			140,825
Other liabilities	11,371			5,927
Shareholders’ equity	94,582			55,076
Average total liabilities and shareholders’ equity	$1,052,003			$694,306
Net interest income and net interest margin		$12,504	5.32%		$8,492	5.36%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets.

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to rate changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2004 over 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$4,911	$(636)	$4,274
Investment securities, tax exempt	57	(6)	51
Investment securities	111	(139)	(28)
Federal funds sold	26	(16)	10
Interest bearing deposits	20	(24)	(4)
Net increase (decrease)	5,124	(821)	4,302
Increase (decrease) in interest expense:
Interest bearing accounts	308	(140)	168
Time deposits	297	(459)	(162)
Other borrowings (1)	353	(68)	285
Net increase (decrease)	959	(667)	292
Total net increase (decrease)	$4,165	$(154)	$4,011

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, and mortgage loan origination and processing fees.

For the three months ended March 31, 2004, total non-interest income increased $513,000 or 25% over the same period in 2003.

Service charge income rose $376,000 or 46% over the same three-month period of 2003. Approximately $336,000 or 89% of the increase relates to CSB and ACB’s service charges in the first quarter of 2004, which were not included in the first quarter 2003 results.

In addition, income from mortgage loan origination and packaging fees decreased $249,000 or 23% over the same three-month period of 2003. The decrease can be primarily attributed to an increase in mortgage interest rates which has had a negative effect on refinance activity.  The decline in mortgage revenues were completely offset by an increase of $275,000 in investment service fee income as Western Sierra Bank’s Investment Services Division was not in operation in the first quarter of 2003.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $2.55 million or 41% over the same three-month period of 2003. Approximately $1.81 million or 71% of the increase relates to CSB and ACB’s non-interest expenses in the first quarter of 2004, which were not included in the first quarter 2003 results.

Salaries and benefits increased $1.47 million or 43% over the same three-month period of last year. This increase was due primarily to the integration of the CSB and ACB employees after their respective mergers both of which occurred after the second quarter of 2003.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended March 31,
	2004		2003
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$4,887	2.07%	$3,416	2.16%
Occupancy & equipment	1,352	0.57%	1,052	0.66%
Other expenses	2,309	0.98%	1,645	1.04%
Amortization of core deposit and other intangibles	180	0.08%	62	0.04%
Total non-interest expense	$8,728	3.72%	$6,175	3.90%

Efficiency Ratio

The Company uses a widely used banking operating ratio as a measure of its progress in increasing operating efficiency.  The efficiency ratio is derived by dividing total other (i.e. operating) expenses by the sum of tax adjusted net interest income and non-interest income.  Simply put, this ratio describes the funds necessary to generate $1 in tax equivalent total revenue.  The Company’s efficiency ratio has continued to improve in 2004.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2004	2003

Non-interest expense	$8,728	$6,175
Amortization of core deposit and other intangibles	(180)	(62)
Investment in limited partnership	(56)	—
Net non-interest expense	$8,492	$6,113

Fully tax equivalent income:
Net interest income	$12,282	$8,284
Non-interest income	2,568	2,055
Tax benefit adjustment for tax-exempt income	313	236
Total fully tax equivalent Income	$15,163	$10,575

Efficiency Ratio	56.0%	57.8%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Tax provision	$1,947	$1,352
Effective tax rate	36.0%	37.2%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income.

As previously disclosed, the Company abandoned its Real Estate Investment Trust (REIT) tax strategy in the fourth quarter of 2003.  While the Company took no book tax benefit for the REIT during 2003, a charge of $940,000 was taken in the fourth quarter of 2003 for the 2002 tax benefits and related penalties.  The Company has retained its right of appeal relative to the REIT transaction and will continue to evaluate its alternatives in the future.

During the first quarter of 2004, the Company filed amended 2002 tax returns with the Franchise Tax Board and reviewed its quarterly tax liability for 2003.  The Company remitted $1.51 million to the Franchise Tax Board during the first quarter of 2004, which the Company believes represents full payment of its historical tax liability.  The Company will realize a federal tax benefit for this payment for 2004.  The Company has retained its right of appeal relative to the REIT transaction and will continue

Asset Quality

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	March 31, 2004	% of Total	December 31, 2003	% of Total
Commercial and residential real estate mortgage	$544,422	63.41%	$495,948	60.37%
Commercial and residential real estate construction	180,633	21.04%	195,889	23.84%
Commercial	114,813	13.37%	109,685	13.35%
Agricultural	11,509	1.34%	12,185	1.48%
Installment and other	5,178	0.60%	5,795	0.71%
Lease financing	1,983	0.23%	2,016	0.25%
Total	858,539	100.00%	821,518	100.00%
Deferred loan fees and costs, net	(2,490)	—0.29%	(2,729)	—0.33%
Less allowance for loan and lease losses	(12,165)	—1.42%	(11,529)	—1.40%
Total net loans and leases	$843,883		$807,260

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2004	December 31, 2003
Non-accrual loans	$1,854	$1,554
Non-performing assets as a% of total assets	0.17%	0.15%
Non-accrual loans as a% of gross loans	0.22%	0.19%
Ratio of allowance for loan and lease losses to non-accrual loans	6.56	7.42

The Company’s non-accrual loans increased from $1,554,000 to $1,854,000 in the first three months of 2004. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans decreased from 7.42 to 6.56 during the first three months of 2004.  The Company carried no other real estate as of March 31, 2004.

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

The allowance for loan and lease losses percentage to portfolio loans increased in the first quarter of 2004 because CSB and ACB had a greater percentage of land and development loans that required a higher reserve percentage.

The following table summarizes the activity in the allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Beginning balance for allowance for loan and lease losses	$11,529	$7,113
Provision for loan and lease losses	710	525
Charge offs:
Commercial	25	—
Real estate	—	—
Agricultural	—	—
Other	19	—
Total charge offs	44	—
Recoveries:
Commercial	13	7
Real estate	—	—
Agricultural	—	14
Other	1	2
Total recoveries	14	23
Net (charge offs) recoveries	(30)	23
Undisbursed amount transferred out	(44)	—
Ending balance	$12,165	$7,661
allowance for loan and lease losses to total loans	1.42%	1.35%
Annualized net (charge offs) recoveries to average loans	-0.01%	0.02%

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at March 31, 2004 was 11.5% and was 9.6% at December 31, 2003.  The increased liquidity ratio at March 31, 2004 is due to an increase in Federal Funds Sold of $26 million.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

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

This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity and qualifying subordinated debentures) and “Tier 2” capital (defined as principally comprising the qualifying portion of the allowance for loan and lease losses and any remaining subordinated debentures).

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan and lease losses.  Subordinated debentures in the amount of  $32.1 million and $30.9 million are included in the Company’s Tier 1 capital as of March 31, 2004 and December 31, 2003, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.   The remaining $3.9 million and $5.1 million, respectively, in subordinated debentures are included in Tier 2.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	March 31, 2004					December 31, 2003
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company

Total risk-based capital to risk-weighted assets	11.9%	11.3%	11.5%	10.5%	12.1%	11.0%	11.0%	11.0%	10.3%	12.1%
Tier 1 capital to risk-weighted assets	10.6%	10.0%	10.2%	9.3%	10.4%	9.7%	9.8%	9.7%	9.0%	10.3%
Tier 1 capital to average assets (leverage ratio)	7.5%	7.8%	9.6%	8.4%	8.8%	7.1%	7.8%	9.2%	8.3%	8.8%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at March 31, 2004.

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

The following table sets forth, as of March 31, 2004, the distribution of re-pricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

Earning assets:	Within 3 Months	After 3 Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Federal funds sold	$43,295	$—	$—	$—	$43,295
Investment securities and other	9,195	11,143	36,411	28,473	85,222
Loans	258,624	149,948	223,978	223,498	856,048
Total earning assets	311,114	161,091	260,389	251,971	984,565

Interest-bearing liabilities:
Savings	50,985	25,492	—	—	76,477
Interest-bearing transaction accounts	218,498	41,449	—	—	259,947
Time deposits	123,595	152,129	67,628	—	343,352
Subordinated debentures	36,496	—	—	—	36,496
Other borrowings	—	22,600	10,150	—	32,750
Total interest-bearing liabilities	429,574	241,671	77,778	—	749,022
Interest rate sensitivity gap	(118,460)	(80,579)	182,611	251,971	235,543
Cumulative interest rate sensitivity gap	$(118,460)	$(199,039)	$(16,428)	$235,543	$—
Interest rate sensitivity gap to total earning assets	-12.03%	-8.18%	18.55%	25.59%	23.92%
Cumulative interest rate sensitivity gap to total earning assets	-12.03%	-20.22%	-1.67%	23.92%
Ratio of rate sensitive assets to rate sensitive liabilities	0.72	0.67	3.35	N/A	1.31
Cumulative ratio	0.72	0.70	0.98	1.31	1.31

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

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of March 31, 2004.  The estimates are derived from an asset/liability management model deployed in 2003.  There are numerous underlying assumptions that management believes are accurate, but if they are inaccurate could have an impact to the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on April 1, 2004).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$55,750	$6,721	13.71%
200 basis point rise	53,331	4,303	8.78%
100 basis point rise	50,962	1,934	3.94%
50 basis point rise	49,876	847	1.73%
Base scenario	49,029	0	0.00%
50 basis point decline	47,660	(1,368)	-2.79%
100 basis point decline	46,188	(2,841)	-5.79%

	Ramp Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$51,114	$2,085	4.25%
200 basis point rise	50,341	1,312	2.68%
100 basis point rise	49,618	590	1.20%
50 basis point rise	49,299	271	0.55%
Base scenario	49,029	0	0.00%
50 basis point decline	48,441	(588)	-1.20%
100 basis point decline	47,804	(1,225)	-2.50%

ITEM 4.    Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

10.26	Wells Fargo Note Contract dated April 10, 2003. (1)

10.27	Stock Option Agreement dated December 11, 2001 between Mr. Phillip Wood and Western Sierra Bancorp. (1)

10.28	Stock Option Agreement dated December 11, 2001 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.29	Stock Option Agreement dated April 25, 2002 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.30	Stock Option Agreement dated April 25, 2002 between Mr. Fred Rowden and Western Sierra Bancorp. (1)

10.31	Stock Option Agreement dated April 25, 2002 between Mr. Kirk Dowdell and Western Sierra Bancorp. (1)

10.32	Stock Option Agreement dated June 27, 2002 between Mr. Gary Gall and Western Sierra Bancorp. (1)

10.33	Stock Option Agreement dated June 27, 2002 between Mr. Anthony Gould and Western Sierra Bancorp. (1)

10.34	Stock Option Agreement dated March 30, 2003 between Mr. Phillip Wood and Western Sierra Bancorp. (1)

10.35	Stock Option Agreement dated March 30, 2003 between Mr. Gary Gall and Western Sierra Bancorp. (1)

10.36	Stock Option Agreement dated March 30, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp. (1)

10.37	Stock Option Agreement dated March 30, 2003 between Mr. Anthony Gould and Western Sierra Bancorp. (1)

10.38	Stock Option Agreement dated March 30, 2003 between Mr. Doug Nordell and Western Sierra Bancorp. (1)

10.39	Stock Option Agreement dated March 30, 2003 between Mr. Fred Rowden and Western Sierra Bancorp. (1)

10.40	Stock Option Agreement dated January 1, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp. (1)

10.41	Stock Option Agreement dated January 1, 2002 between Mrs. Barbara Cook and Western Sierra Bancorp. (1)

10.42	Stock Option Agreement dated January 1, 2002 between Mr. William Fisher and Western Sierra Bancorp. (1)

10.43	Stock Option Agreement dated January 1, 2002 between Mr. Howard Jahn and Western Sierra Bancorp. (1)

10.44	Stock Option Agreement dated January 1, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp. (1)

10.45	Stock Option Agreement dated January 1, 2002 between Mr. Thomas Manz and Western Sierra Bancorp. (1)

10.46	Stock Option Agreement dated January 1, 2002 between Mr. Harold Prescott and Western Sierra Bancorp. (1)

10.47	Stock Option Agreement dated January 1, 2002 between Mr. Lary Davis and Western Sierra Bancorp. (1)

10.48	Stock Option Agreement dated December 31, 2002 between Mr. Charles Bacchi and Western Sierra Bancorp. (1)

10.49	Stock Option Agreement dated December 31, 2002 between Ms. Barbara Cook and Western Sierra Bancorp. (1)

10.50	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp. (1)

10.51	Stock Option Agreement dated December 31, 2002 between Mr. Howard Jahn and Western Sierra Bancorp. (1)

10.52	Stock Option Agreement dated December 31, 2002 between Mr. Alan Kleinert and Western Sierra Bancorp. (1)

10.53	Stock Option Agreement dated December 31, 2002 between Mr. Thomas Manz and Western Sierra Bancorp. (1)

10.54	Stock Option Agreement dated December 31, 2002 between Mr. Harold Prescott and Western Sierra Bancorp. (1)

10.55	Stock Option Agreement dated December 31, 2002 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp. (1)

10.56	Stock Option Agreement dated December 31, 2002 between Mr. Lary Davis and Western Sierra Bancorp. (1)

10.57	Stock Option Agreement dated December 31, 2002 between Mr. William Eames and Western Sierra Bancorp. (1)

10.58	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank. (1)

10.59	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank. (1)

10.60	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank. (1)

10.61	Stock Option Agreement dated July 1, 2003 between Mr. Charles Bacchi and Western Sierra Bancorp. (2)

10.62	Stock Option Agreement dated July 1, 2003 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp. (2)

10.63	Stock Option Agreement dated July 1, 2003 between Mr. Lary Davis and Western Sierra Bancorp. (2)

10.64	Stock Option Agreement dated July 1, 2003 between Mr. William Fisher and Western Sierra Bancorp. (2)

10.65	Stock Option Agreement dated December 31, 2002 between Mr. William Fisher and Western Sierra Bancorp. (2)

10.66	Stock Option Agreement dated July 1, 2003 between Mr. Howard Jahn and Western Sierra Bancorp. (2)

10.67	Stock Option Agreement dated July 1, 2003 between Mr. Alan Kleinert and Western Sierra Bancorp. (2)

10.68	Stock Option Agreement dated July 1, 2003 between Mr. Thomas Manz and Western Sierra Bancorp. (2)

10.69	Stock Option Agreement dated July 1, 2003 between Mr. Harold Prescott and Western Sierra Bancorp. (2)

10.70	Stock Option Agreement dated July 15, 2003 between Mr. Kirk Dowdell and Western Sierra Bancorp. (2)

10.71

Agreement and Plan of Reorganization by and between the Western and Auburn Community Bank dated as of August 20, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-109833 and is incorporated herein by this reference. (2)

10.72	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003. (2)

10.73	Summary of financial terms for Western Sierra Statutory Trusts III, and IV. (2)

10.74	Stock Option Agreement dated January 1, 2004 between Mr. Howard Jahn and Western Sierra Bancorp.

10.75	Stock Option Agreement dated January 1, 2004 between Mr. Charles Bacchi and Western Sierra Bancorp.

10.76	Stock Option Agreement dated January 1, 2004 between Ms. Barbara Cook and Western Sierra Bancorp.

10.77	Stock Option Agreement dated January 1, 2004 between Mr. William Fisher and Western Sierra Bancorp.

10.78	Stock Option Agreement dated January 1, 2004 between Mr. Thomas Manz and Western Sierra Bancorp.

10.79	Stock Option Agreements dated January 1, 2004 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp (two identical agreements both represented by exhibit 10.79).

10.80	Stock Option Agreement dated January 1, 2004 between Mr. Lary Davis and Western Sierra Bancorp.

10.81	Stock Option Agreement dated January 1, 2004 between Mr. Lary Davis and Western Sierra Bancorp.

10.82	Stock Option Agreements dated January 1, 2004 between Mr. William Eames and Western Sierra Bancorp (two identical agreements both represented by exhibit 10.82).

10.83	Stock Option Agreement dated January 1, 2004 between Ms. Lori Warden and Western Sierra Bancorp.

10.84	Stock Option Agreement dated January 1, 2004 between Mr. Alan Kleinert and Western Sierra Bancorp.

10.85	Stock Option Agreement dated January 1, 2004 between Mr. Harold Prescott and Western Sierra Bancorp.

10.86	Severance Benefits Agreement dated January 16, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp.

10.87	Severance Benefits Agreement dated February 10, 2004 between Mr. Anthony Gould and Western Sierra Bancorp.

11.1	Statement re: Computation of earnings per share is included in Note 3 to the financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould.

32.2	Section 906 Certification by Gary D. Gall.

(1) included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.
(2) included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

Item #6B. Reports on Form 8-K

January 21, 2004:	Press Release results for the 4th quarter of 2003
March 10, 2004:	Slide presentation for Sandler O’Neill West Coast Financial Services conference

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP
(Registrant)

Date: May 10, 2004

/s/ GARY D. GALL Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer