Form 10-Q
period 2004-06-30
WESTERN SIERRA BANCORP
filed 2004-08-06
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 27, 2004 there were approximately 7,585,531 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Balance Sheet

(dollars in thousands, except number of shares)

	June 30,	December 31,
	2004	2003
ASSETS:

Cash and due from banks	$38,382	$38,584
Federal funds sold	98,245	17,380
Cash and cash equivalents	136,627	55,964

Interest-bearing deposits	4,000	4,198
Loans held for sale	1,909	940
Investment securities:
Trading, at estimated market value	31	28
Available for sale (amortized cost $86,076 in 2004 and $78,156 in 2003)	86,213	79,502
Held to maturity (market value of $3,839 in 2004 and $4,219 in 2003)	3,741	4,058
Total investments	89,985	83,588
Portfolio loans and leases:
Real estate mortgage	548,629	495,948
Real estate construction	186,380	195,889
Commercial	119,035	109,685
Agricultural	12,702	12,185
Installment	4,197	5,795
Lease financing	1,923	2,016
Total gross loans and leases	872,866	821,518
Deferred loan and lease fees, net	(2,587)	(2,729)
Allowance for loan and lease losses	(12,661)	(11,529)
Net portfolio loans and leases	857,618	807,260

Premises and equipment, net	19,637	19,591
Goodwill and other intangible assets	34,371	34,731
Other assets	30,497	29,439
Total assets	$1,174,644	$1,035,711

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$267,453	$221,898
Interest bearing deposits:
NOW, money market and savings	363,031	340,922
Time, over $100,000	198,633	145,608
Other time	168,504	164,710
Total deposits	997,621	873,138

Borrowed funds	31,150	20,650
Subordinated debentures	36,496	36,496
Other liabilities	8,700	11,990
Total liabilities	1,073,967	942,274

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock- no par value; 15,000,000 shares authorized; none issued	—	—
Common stock- no par value; 15,000,000 shares authorized; 7,584,638 shares issued in 2004 and 7,439,029 shares in 2003	67,348	66,459
Retained earnings	33,244	26,097
Accumulated other comprehensive income	85	881
Total shareholders’ equity	100,677	93,437
Total liabilities and shareholders’ equity	$1,174,644	$1,035,711

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$14,392	$10,046	$28,427	$19,798
Interest on investment securities:
Taxable	386	378	755	779
Exempt from federal taxes	389	368	776	728
Interest on Fed Funds Sold	141	128	194	170
Total interest income	15,308	10,920	30,152	21,475

Interest expense:
Interest on deposits	2,170	2,047	4,174	4,046
Interest on borrowed funds and subordinated debentures	552	282	1,109	553
Total interest expense	2,722	2,328	5,283	4,599

Net interest income	12,586	8,592	24,869	16,876

Provision for loan and lease losses (LLP)	600	530	1,310	1,055

Net interest income after LLP	11,986	8,062	23,559	15,821

Non-interest income:
Service charges and fees	1,220	875	2,415	1,696
Investment service fee income	86	—	377	16
Net gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	1,192	1,231	2,047	2,335
Loss on sale of investment securities	(11)	—	(11)	—
Other income	226	154	453	268
Total non-interest income	2,713	2,259	5,281	4,315

Other expenses:
Salaries and benefits	4,881	3,434	9,768	6,851
Occupancy and equipment	1,435	1,154	2,787	2,206
Other expenses	2,414	1,789	4,723	3,434
Amortization of core deposit intangibles	180	62	360	123
Total non-interest expense	8,910	6,438	17,638	12,614

Income before income tax	5,790	3,883	11,202	7,522

Income taxes	2,109	1,421	4,056	2,772
Net income	$3,681	$2,462	$7,146	$4,750

Basic earnings per share	$0.49	$0.39	$0.95	$0.76
Fully diluted earnings per share	$0.47	$0.37	$0.91	$0.72

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

 Unaudited Consolidated Statement of Cash Flows

(dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,146	$4,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,310	1,055
Depreciation and amortization	1,531	1,099
Deferred loan and lease origination fees, net	(142)	206
Amortization of investment security premiums, net of accretion of discount	438	219
Loss on sale and call of available-for-sale investment securities	11	—
Increase in trading securities	(3)	(3)
Loss on sale of premises and equipment	3	—
Gain on sale of other real estate	—	3
Increase in cash surrender value of life insurance policies	(322)	(129)
Compensation cost associated with the Bank’s ESOP	150	—
(Increase) decrease in loans held for sale	(969)	(208)
Increase in accrued interest receivable and other assets	(303)	(965)
(Decrease) increase in accrued interest payable and other liabilities	(3,290)	920
Net cash provided by operating activities	5,560	6,947

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	2,000	—
Proceeds from called held-to-maturity investment securities	—	1,500
Proceeds from matured available-for-sale investment securities	—	500
Proceeds from matured held-to-maturity investment securities	—	500
Purchases of available-for-sale investment securities	(16,773)	(5,247)
Principal repayments received from available-for-sale SBA Pools and mortgage-backed securities	6,408	5,255
Principal repayments received from held-to-maturity mortgaged-backed securities	313	371
Net decrease in interest-bearing deposits in banks	198	694
Proceeds from sale of OREO	—	137
Net increase in loans and leases	(51,526)	(47,334)
Purchases of premises and equipment	(1,220)	(719)
Purchase of life insurance policies	—	(7,000)
Net cash used in investing activities	(60,600)	(51,342)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$67,664	$16,083
Net increase in time deposits	56,819	48,948
Net increase (decrease) in short-term borrowings	10,500	(500)
Proceeds from ESOP borrowings	150	325
Repayment of ESOP borrowings	(150)	—
Purchase of unearned ESOP shares	(150)	(325)
Repurchase of common stock	(85)	—
Proceeds from the exercise of stock options	954	144
Net cash provided by financing activities	135,702	64,675
Increase in cash and cash equivalents	80,663	20,280
Cash and cash equivalents at beginning of year	55,964	36,964
Cash and cash equivalents at end of year	$136,627	$57,244

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(1,208)	$782

See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein.  In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report to Shareholders.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB).  All significant inter-company balances and transactions have been eliminated.  Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain amounts in the consolidated financial statements for the year ended December 31, 2003 and the three and six-month period ended March 31, 2003 may have been reclassified to conform to the presentation of the consolidated financial statements in 2004.

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

2.  Stock-based Compensation

At June 30, 2004, the Company has five stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings as reported	$3,681	$2,462	$7,146	$4,750
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards,net of related tax effects	(214)	(195)	(501)	(390)

Pro forma net income	$3,467	$2,267	$6,645	$4,360

Basic earnings per share - as reported	$0.49	$0.39	$0.95	$0.76
Basic earnings per share - pro forma	$0.46	$0.36	$0.89	$0.69

Diluted earnings per share - as reported	$0.47	$0.37	$0.91	$0.72
Diluted earnings per share - pro forma	$0.44	$0.35	$0.85	$0.68

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

Six Months Ended
June 30, 2004
Dividend yield (not applicable)
Expected volatility	19.14 - 20.27%
Risk-free interest rate	3.90 - 3.96%
Expected option life	10 years
Weighted average fair value of options granted during the year	$16.21

3. Earnings per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company.  Earnings per share is retroactively adjusted for stock dividends and splits for all periods presented. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows (dollars in thousands, except for per share data).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Basic EPS Computation:
Numerator—net income	$3,681	$2,462	$7,146	$4,750
Denominator— weighted average number of shares outstanding	7,556,145	6,291,810	7,506,844	6,288,779
Basic earnings per share	$0.49	$0.39	$0.95	$0.76

Diluted EPS Computation:
Numerator—net income	$3,681	$2,462	$7,146	$4,750
Denominator— weighted average number of shares outstanding	7,556,145	6,291,810	7,506,844	6,288,779
Effect of dilutive stock options	317,054	309,777	349,414	298,626
	7,873,199	6,601,587	7,856,258	6,587,405
Diluted earnings per share	$0.47	$0.37	$0.91	$0.72

4. Shareholders’ Equity

On April 22, 2004, the Company announced a three-for-two stock split effective May 7, 2004.  All shares and per share amounts have been retroactively restated to give effect for the stock split as if it had been declared at the beginning of the earliest period presented.

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of June 30, 2004, the Company had purchased  3,000 shares at an average price of approximately $28.27 under this plan.

On May 29, 2002, the Company announced that the Board of Directors approved a plan to repurchase up to 5% (or approximately 200,000 shares) of the Company’s common stock. The Company has purchased 7,875 shares at an average price of approximately $13.33 under the plan through June 30, 2004.

5.  Acquisitions

During 2003, the Company acquired Auburn Community Bank (ACB) and Central Sierra Bank (CSB).  ACB became a wholly-owned subsidiary of the Company and CSB was merged into CCB.  These acquisitions were completed because management believes that their combined performance exceeds what each entity could accomplish independently and furthers the Company’s expansion throughout Northern California.  Total consideration paid to each entity acquired was determined through extensive negotiation supported by internal modeling.  The funds required to pay the cash portion of the consideration for these mergers was generally obtained through the issuance of subordinated debentures (see Note 11 of the Company’s 2003 audited financial statements).

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

		Minimum
	Minimum	Sublease
Year Ending	Lease	Rental
December 31,	Payments	Income
2004	$1,541	$96
2005	1,582	96
2006	1,451	96
2007	1,208	95
2008	943	64
Thereafter	4,378	—
	$11,103	$447

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2004	December 31, 2003
Commitments to extend credit:

Revolving lines of credit secured by 1-4 family residences	$30,905	$21,691
Commercial real estate, construction and land development commitments secured by real estate	193,426	161,107
Other commercial commitments not secured by real estate	739	1,023
Agricultural commitments	1,808	4,237
Other commitments	55,800	49,949
	$282,678	$238,007
Letters of credit	$20,015	$18,752

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

Commitments to sell loans are agreements to sell to another party loans originated by the Company.  The Company only sells loans to third parties without recourse.  The Company is not exposed to credit loss if the borrower fails to perform according to the promissory note as long as the Company has fulfilled its obligations stated in the sales commitment.  Commitments to sell loans include the Loans Held for Sale on the balance sheet and approximately $2 million in unfounded loans at June 30, 2004.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003

Net income	3,681	$2,462	7,146	$4,750
Other comprehensive income:
Holding gains (losses) arising during period, net of tax	(1,247)	245	(789)	511
Re-classification adjustment, net of tax	(7)	—	(7)	—
Total other comprehensive income	(1,254)	245	(796)	511
Total comprehensive income	2,427	$2,707	6,350	$5,261

Given the prevailing rise in interest rates, the unrealized gains on investment securities available-for-sale, on an after tax basis, was reduced from $1,339,000 at March 31, 2004 to $85,000 at June 30, 2004.  If rates increase further, management expects further devaluation to the investment portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION.

Private securities litigation reform act safe harbor statement

This quarterly report on Form 10-Q includes forward-looking information, which is subject to the “safe harbor” created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company’s plans, beliefs and goals) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

1.                         Competitive pressures in the banking industry and changes in the regulatory environment.

2.                         Non-compliance with banking regulations and the potential for regulatory penalties and mandates.

3.                         Exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities.

4.                         Decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans.

5.                         Credit quality deterioration that could cause an increase in the provision for loan losses.

6.                         Asset/Liability matching risks and liquidity risks.

7.                         Volatility and devaluation in the securities markets.

8.                         Exposure to losses from fraud and processing of customer transactions deposits, loans, checks, wires and deposits.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to June 30, 2004. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2004 compared to the same periods in 2003. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 404,173 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a purchase price allocation resulting in intangible assets totaling $11.6 million in goodwill and $2.9 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

In December 2003, the Company acquired Auburn Community Bank for $6.5 million in cash and 349,976 shares of the Company’s stock.  This transaction was accounted for under purchase accounting, which resulted in a purchase price allocation resulting in intangible assets totaling $14.5 million in goodwill and $1.8 million in core deposit premium. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Auburn Community Bank.

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

The Company will be opening three de novo branches before year-end 2004.  Western Sierra Bank will add branches located at 9610 Bruceville Rd., Suite 100, Elk Grove, CA and 2761 Del Paso Rd, Sacramento, CA.  The Elk Grove branch is expected to open in August 2004 and the Sacramento (Natomis) branch is expected to open in October 2004.  Central California bank will also open a de novo branch located at 2525 McHenry Ave., Modesto, CA that is expected to open in October 2004.

In July 2001, December 2001 and September 30, 2003, respectively, four trusts, Western Sierra Statutory Trust I, Western Sierra Statutory Trust II and Western Sierra Statutory Trust III /IV, were established as wholly-owned unconsolidated subsidiaries of the Company for the purpose of issuing and holding Trust Preferred Securities.

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

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At June 30, 2004 there was a large title company deposit customer with $6.9 million or 6.5% of total deposits at Lake Community Bank and another large deposit customer with $5.9 million or 7.7% of total deposits at Auburn Community Bank.  There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products, financial services through Western Sierra Bank’s Financial Services Division and mortgage products and services.

Employees.  At June 30, 2004, the Company and its subsidiaries employed 346 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

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

Financial Condition

The Company increased total assets from $1.04 billion at December 31, 2003 to $1.17 billion at June 30, 2004, an increase of $139 million or 13%. The two primary components of asset growth were portfolio loans, which grew $51 million, and cash and equivalents, which increased $81 million.  Current excess cash is expected to be deployed into loans and investments over the coming quarters.                Asset growth was primarily funded by growth in deposits of $124 million.

During the first six months of 2004, non-interest bearing deposits increased from $222 million at year-end 2003 to $267 million at June 30, 2004.  Included in non-interest deposits are local title company deposits, which have increased $29 million to $56 million at June 30, 2004 from $27 million at December 31, 2003.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first six months of 2004, the service fees on title company deposits incurred by the Company were less than 1% of the average title company deposits outstanding.

Results of Operations

The Central Sierra Bank (“CSB”) acquisition was effective July 11, 2003 and was accounted for under purchase accounting.  The Auburn Community Bank (“ACB”) acquisition was effective December 13, 2003 and was also accounted for under purchase accounting.  Pursuant to purchase accounting rules, the operating results of the Company for the three and six-month periods ended June 30, 2003 does not include the operational results of CSB and ACB.

The Company reported net income of $3.68 million for the three months ended June 30, 2004 (or $0.47 per share, diluted) compared to $2.46 million (or $0.37 per share, diluted) for the same period in 2003. The quarterly earnings represent an increase of $1.22 million or a 50% increase in net income and a 26% increase in diluted earnings per share.

The Company reported net income of $7.15 million for the six months ended June 30, 2004 (or $0.91 per share, diluted) compared to $4.75 million (or $0.72 per share, diluted) for the same period in 2003. These earnings represent an increase of $2.40 million or a 50% increase in net income and a 26% increase in diluted earnings per share.

The primary factors contributing to the increase in operating results during the three and six-month period ended June 30, 2004 as compared to the same period in 2003 include:

1.               An increase in net interest income of $4.0 million or 47% in the second quarter over the same period in 2003 and $8.0 million or 47% in the first six months of 2004 as compared to 2003.  The net increase is the result of an overall increase in average earning assets, which is partially due to the acquisition of $133 million in earning assets from the CSB transaction completed in July 2003, and $84 million in earning assets from the ACB transaction completed in December 2003.  This earning asset acquisition total of $217 million represents 57% of the increase in the Company’s earning assets for the twelve-month period ended June 30, 2004.

2.               An increase in non-interest income, primarily service fees on deposit accounts.  Non-interest income increased $454,000 or 20% and $967,000 or 22% over the second quarter and year-to-date totals in the previous year.  Approximately $351,000 or 77% and $695,000 or 72% of the increase relates to CSB’s and ACB’s non-interest income in the three and six months ended June 30, 2004, which were not included in the three and six months ended June 30, 2003 results.

3.               An effective tax rate of 36.2% for the first six months of 2004 as compared to 36.9% for the same period of the previous year.

The above factors were offset in part by:

1.               An increase in loan and lease loss provisions of $70,000 and $255,000 for the three and six months ended June 30, 2004 as compared to the same period in 2003.  Additional provisions were recorded as a result of growth in loans outstanding.  The percentage of loan and lease loss reserves to gross loans and leases increased to 1.45% at June 30, 2004 as compared to 1.40% at December 31, 2003 and 1.39% at June 30, 2003.

2.               Total other expenses increased $2.47 million or 38% and $5.03 million or 40% over the second quarter and year-to-date totals in the previous year. Total other expenses increased significantly as a result of the addition of CSB and ACB’s operating costs, which totaled approximately $1.87 million (76% of the total increase) and $3.68 million (73% of the total increase) in the second quarter and year-to-date totals of 2004, that were not included in the 2003 results as the acquisitions, accounted for under purchase accounting, did not close until July and December of 2003.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.32% for the second quarter of 2004 as compared to 1.35% for the second quarter of 2003.  Return on equity (“ROE”) was 14.94% for the second quarter of 2004 as compared to 17.10% for the second quarter of 2003.  The compression of ROE was largely due to growth in equity which exceeded the Company’s income growth rate.  Equity grew significantly since June 30, 2003, primarily due to the issuance of stock to acquire two bank subsidiaries and the retention of the Company’s earnings.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended June 30, 2004, interest income on a tax equivalent basis increased by $4.4 million to $15.5 million or 40% over the same period in 2003. Interest expense on deposit accounts and borrowings increased $393,000 or 17% over the same three-month period ended June 30, 2003. Average earning assets yielded (on a fully tax equivalent basis) 6.20% versus 6.55% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.42% from 1.79% a year ago. Net interest income (on a tax equivalent basis) increased $4.0 million or 46% to $12.8 million. The net interest margin decreased 7 basis points to 5.11% from 5.18% for the same three-month period a year ago.

For the six months ended June 30, 2004, interest income on a tax equivalent basis increased by $8.7 million to $21.9 million or 40% over the same period in 2003. Interest expense on deposit accounts and borrowings increased $683,000 or 15% over the same six-month period ended June 30, 2003. Average earning assets yielded (on a fully tax equivalent basis) 6.30% versus 6.67% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.42% from 1.83% a year ago. Net interest income (on a tax equivalent basis) increased $8.0 million or 46% to $25.3 million. The net interest margin decreased 6 basis points to 5.21% from 5.27% for the same six-month period a year ago.

Net interest margin has remained stable, decreasing just 7 and 6 basis points for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003.  The primary reasons that the Company was able to stabilize its net interest margin during this challenging rate environment are 1) an increase in the average loan to deposit ratio from 90% and 91% for the three and six-month periods ended June 30, 2003 to 92% and 94% for the same periods in 2004. 2) the benefit of approximately 65% of the loan portfolio that are fixed rate loans and loans that have reached contractual interest rate floors and 3) an increase in the percentage of average non-interest deposits to total deposits from 23% for the three and six-month periods ended June 30, 2003 to 26% and 25% for the same periods in 2004.

Overall, yields trended down from the prior year as a result of market interest rates.  The most material decrease was realized in taxable investment securities, which decreased to 3.32% for the second quarter of 2004 as compared to 4.52% in the same period of 2003 as a result of declining interest rates over the last few years in the bond market, accelerated prepayments on mortgage-backed securities and a lower yield on new investments than the effective yield of the existing portfolio.

The following tables present, for the periods indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans.  Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent for the three and six-month periods ending June 30, 2004 and 34 percent for the same periods in 2003 (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	June 30, 2004			June 30, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$866,378	$14,405	6.69%	$572,440	$10,061	7.05%
Tax exempt investment securities	34,399	598	7.00%	30,969	558	7.22%
Taxable investment securities	45,541	376	3.32%	32,854	370	4.52%
Federal funds sold	57,604	141	0.98%	43,439	128	1.18%
Interest bearing deposits in banks	4,000	10	1.01%	1,280	8	2.41%
Average earning assets	1,007,923	15,530	6.20%	680,982	11,125	6.55%
Other assets	124,402			60,441
Less ALLL	(12,446)			(7,905)
Average total assets	$1,119,879			$733,518
Interest bearing liabilities:
Savings deposits	$349,772	$599	0.69%	$192,936	$399	0.83%
Time deposits	351,437	1,571	1.80%	299,093	1,648	2.21%
Other borrowings (1)	68,279	552	3.25%	29,633	282	3.82%
Average interest bearing liabilities	769,487	2,722	1.42%	521,662	2,329	1.79%
Non-interest bearing liabilities	241,998			147,767
Other liabilities	9,291			6,345
Shareholders’ equity	99,103			57,744
Average total liabilities and shareholders’ equity	$1,119,879			$733,518
Net interest income and net interest margin		$12,808	5.11%		$8,796	5.18%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets.

	Six Months Ended
	June 30, 2004			June 30, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$852,007	$28,453	6.72%	$565,799	$19,835	7.07%
Tax exempt investment securities	34,231	1,194	7.01%	30,914	1,103	7.20%
Taxable investment securities	46,349	735	3.19%	34,358	758	4.45%
Federal funds sold	39,667	194	0.98%	29,016	170	1.18%
Interest bearing deposits in banks	3,974	20	1.01%	1,467	21	2.93%
Average earning assets	976,229	30,596	6.30%	661,555	21,888	6.67%
Other assets	121,863			60,108
Less ALLL	(12,151)			(7,642)
Average total assets	$1,085,941			$714,020
Interest bearing liabilities:
Savings deposits	$342,769	$1,142	0.67%	$189,077	$775	0.83%
Time deposits	340,019	3,032	1.79%	288,656	3,271	2.29%
Other borrowings (1)	67,556	1,109	3.30%	29,427	554	3.79%
Average interest bearing liabilities	750,343	5,283	1.42%	507,160	4,600	1.83%
Non-interest bearing liabilities	228,424			144,316
Other liabilities	10,331			6,127
Shareholders’ equity	96,843			56,417
Average total liabilities and shareholders’ equity	$1,085,941			$714,020
Net interest income and net interest margin		$25,313	5.21%		$17,288	5.27%

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

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2004 over 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$5,152	$(809)	$4,343
Investment securities, tax exempt	62	(20)	41
Investment securities	143	(137)	6
Federal funds sold	42	(29)	13
Interest bearing deposits	16	(14)	2
Net increase (decrease)	5,414	(1,009)	4,405

Increase (decrease) in interest expense:
Interest bearing accounts	323	(123)	200
Time deposits	288	(365)	(77)
Other borrowings (1)	367	(97)	270
Net increase (decrease)	978	(585)	393
Total net increase (decrease)	$4,437	$(425)	$4,012

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

	Six Months Ended June 30, 2004 over 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$10,062	$(1,444)	$8,617
Investment securities, tax exempt	119	(28)	91
Investment securities	265	(288)	(23)
Federal funds sold	63	(39)	24
Interest bearing deposits	37	(37)	(1)
Net increase (decrease)	10,545	(1,837)	8,708

Increase (decrease) in interest expense:
Interest bearing accounts	632	(265)	367
Time deposits	584	(823)	(239)
Other borrowings (1)	719	(164)	555
Net increase (decrease)	1,934	(1,252)	683
Total net increase (decrease)	$8,610	$(585)	$8,025

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, and the sale and packaging of residential mortgage and government-guaranteed commercial loans.

For the three months ended June 30, 2004, total non-interest income increased $454,000 or 20% over the same period in 2003.  For the six months ended June 30, 2004, total non-interest income increased $967,000 or 22% over the same period in 2003.

Service charge income rose $345,000 or 39% and $719,000 or 42% over the same three-month and six-month periods of 2003. Approximately $351,000 or 102% and $695 or 97% of the increase relates to CSB and ACB’s service charges in the three and six months ended June 30, 2004, which were not included in the three and six months ended June 30, 2003 results.

In addition, income from mortgage loan origination and packaging fees decreased $39,000 or 3% and $288,000 or 12% over the same three and six-month periods of 2003. The decrease can be primarily attributed to an increase in mortgage interest rates which has had a negative effect on refinance activity.  The decline in mortgage revenues were completely offset by an increase in investment service fee income of $86,000 and $361,000 over the three and six-month periods of 2003 as Western Sierra Bank’s Investment Services Division was not in operation in the first six months of 2003.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $2.47 million or 38% and $5.03 million or 40% over the same three and six-month periods of 2003. Approximately $1.87 million or 76% and $3.68 million or 73% of the increase relates to CSB and ACB’s non-interest expenses in the three and six-month periods of 2004, which were not included in the same periods of 2003.

Salaries and benefits increased $1.45 million or 42% and $2.92 million or 43% over the same three and six-month periods of last year. This increase was due primarily to the integration of the CSB and ACB employees after their respective mergers both of which occurred after the second quarter of 2003.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Expense	% of Avg Earning Assets	Expenses	% of Avg Earning Asset	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$4,881	1.95%	$3,434	2.02%	$9,768	2.01%	$6,851	2.09%
Occupancy & equipment	1,435	0.57%	1,154	0.68%	2,787	0.57%	2,206	0.67%
Other expenses	2,414	0.96%	1,789	1.05%	4,723	0.97%	3,434	1.05%
Amortization of core deposit intangibles	180	0.07%	62	0.04%	360	0.07%	123	0.04%
Total non-interest expense	$8,910	3.56%	$6,438	3.79%	$17,638	3.63%	$12,613	3.84%

Efficiency Ratio

The Company uses a widely used banking operating ratio as a measure of its progress in increasing operating efficiency.  The efficiency ratio is derived by dividing total other (i.e. operating) expenses by the sum of tax adjusted net interest income and non-interest income.  Simply put, this ratio describes the funds necessary to generate $1 in tax equivalent total revenue.  The Company’s efficiency ratio has continued to improve in 2004 and management has targeted to operate between 52% and 56% going forward.  There could be a negative short-term impact on the efficiency ratio in the event the Company engages in future mergers and acquisitions, de novo branches, or new department operations.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Non-interest expense	$8,910	$6,438	$17,638	$12,613
Amortization of core deposit and other intangibles	(180)	(62)	(360)	(123)
Investment in limited partnership	(56)	—	(112)	—
Net non-interest expense	$8,674	$6,376	$17,166	$12,490

Fully tax equivalent income:
Net interest income	$12,586	$8,592	$24,869	$16,876
Non-interest income	2,713	2,259	5,281	4,315
Tax benefit adjustment for tax-exempt income	310	248	596	484
Total fully tax equivalent Income	$15,609	$11,099	$30,746	$21,675

Efficiency Ratio	55.6%	57.5%	55.8%	57.6%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Tax provision	$2,109	$1,421	$4,056	$2,772
Effective tax rate	36.42%	36.60%	36.21%	36.85%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income.

As previously disclosed, the Company abandoned its Real Estate Investment Trust (REIT) tax strategy in the fourth quarter of 2003.  While the Company took no book tax benefit for the REIT during 2003, a charge of $940,000 was taken in the fourth quarter of 2003 for the 2002 tax benefits and related potential penalties.  The Company has retained its right of appeal relative to the REIT transaction and will continue to evaluate its alternatives in the future.

During the second quarter of 2004, the Company filed amended 2002 tax returns with the Franchise Tax Board and reviewed its quarterly tax liability for 2003.  The Company remitted $1.51 million to the Franchise Tax Board during the second quarter of 2004, which the Company believes represents full payment of its historical tax liability.  The Company will realize a federal tax benefit for this payment for 2004.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	June 30, 2004	% of Total	December 31, 2003	% of Total
Real estate mortgage	$548,629	62.85%	$495,948	60.37%
Real estate construction	186,380	21.35%	195,889	23.84%
Commercial	119,035	13.64%	109,685	13.35%
Agricultural	12,702	1.46%	12,185	1.48%
Installment	4,197	0.60%	5,795	0.71%
Lease financing	1,923	0.22%	2,016	0.25%
Total	872,866	100.00%	821,518	100.00%
Deferred loan fees and costs, net	(2,587)	-0.29%	(2,729)	-0.33%
Less allowance for loan and lease losses	(12,661)	-1.45%	(11,529)	-1.40%
Total net loans and leases	$857,618		$807,260

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2004	December 31, 2003
Non-accrual loans	$1,272	$1,554
Non-performing assets as a% of total assets	0.11%	0.15%
Non-accrual loans as a% of gross loans	0.15%	0.19%
Ratio of allowance for loan and lease losses to non-accrual loans	9.95	7.42

The Company’s non-accrual loans decreased from $1,554,000 to $1,272,000 in the first six months of 2004. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans increased from 7.42 to 9.95 during the first six months of 2004.  The Company carried no other real estate as of June 30, 2004.

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

It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at June 30, 2004 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans and leases in excess of the allowance may be required in future periods. The provision for loan and lease losses reflects an accrual sufficient to cover projected potential charge-offs.

The allowance for loan and lease losses percentage to portfolio loans increased in the second quarter of 2004 because CSB and ACB had a greater percentage of land and development loans that required a higher reserve percentage.

The following table summarizes the activity in the allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Beginning balance for allowance for loan and lease losses	$12,165	$7,661	$11,529	$7,113
Provision for loan and lease losses	600	530	1,310	1,055
Charge offs:
Commercial	150	23	175	23
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	6	26	25	26
Total charge offs	156	49	200	49
Recoveries:
Commercial	7	6	20	14
Real estate	—	15	—	15
Agricultural	—	—	—	14
Other	1	2	2	3
Total recoveries	8	23	22	46
Net charge offs	(148)	(26)	(178)	(3)
Undisbursed amount transferred in	44	—	—	—
Ending balance	$12,661	$8,165	$12,661	$8,165
ALLL to total loans	1.45%	1.39%	1.45%	1.39%
Annualized net charge offs to average loans	-0.07%	-0.02%	-0.04%	0.00%

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at June 30, 2004 was 17.3% and was 9.6% at December 31, 2003.  The increased liquidity ratio at June 30, 2004 is due to an increase in Federal Funds Sold of $81 million.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

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

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan and lease losses.  Subordinated debentures in the amount of  $33.5 million and $30.9 million are included in the Company’s Tier 1 capital as of June 30, 2004 and December 31, 2003, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.  The remaining $2.5 million and $5.1 million, respectively, in subordinated debentures are included in Tier 2.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	June 30, 2004					December 31, 2003
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company

Total risk-based capital to risk-weighted assets	12.2%	11.5%	12.2%	10.4%	12.2%	11.0%	11.0%	11.0%	10.3%	12.1%
Tier 1 capital to risk-weighted assets	10.9%	10.3%	11.0%	9.2%	10.7%	9.7%	9.8%	9.7%	9.0%	10.3%
Tier 1 capital to average assets (leverage ratio)	7.8%	7.8%	10.0%	7.9%	8.7%	7.1%	7.8%	9.2%	8.3%	8.8%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level. As a result, all significant interest rate risk  procedures are performed at the banking subsidiary level. The subsidiary banks’ real estate loan portfolios, concentrated primarily within Northern California, are subject to risks associated with their local economies.

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

The following table sets forth, as of June 30, 2004, the distribution of re-pricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

Earning assets:	Within 3 Months	After 3 Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

Federal funds sold	$98,245	$—	$—	$—	$98,245
Investment securities and other	8,430	9,019	45,624	30,775	93,848
Loans	249,224	180,408	222,796	219,760	872,188
Total earning assets	355,899	189,427	268,419	250,536	1,064,280

Interest-bearing liabilities:
Savings	52,119	26,060	—	—	78,179
Interest-bearing transaction accounts	244,203	40,649	—	—	284,852
Time deposits	151,441	132,707	82,989	—	367,137
Subordinated debentures	36,496	—	—	—	36,496
Other borrowings	10,000	14,000	7,150	—	31,150
Total interest-bearing liabilities	494,259	213,416	90,139	—	797,814
Interest rate sensitivity gap	(138,360)	(23,989)	178,280	250,536	266,466
Cumulative interest rate sensitivity gap	$(138,360)	$(162,349)	$15,931	$266,466	$—
Interest rate sensitivity gap to total earning assets	-13.00%	-2.25%	16.75%	23.54%	25.04%
Cumulative interest rate sensitivity gap to total earning assets	-13.00%	-15.25%	1.50%	25.04%
Ratio of rate sensitive assets to rate sensitive liabilities	0.72	0.89	2.98	N/A	1.33
Cumulative ratio	0.72	0.77	1.02	1.33	1.33

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

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of June 30, 2004.  The estimates are derived from an asset/liability management model deployed in 2003.  There are numerous underlying assumptions that management believes are accurate, but if they are inaccurate could have an impact to the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on July 1, 2004).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$60,076	$8,319	6.07%
200 basis point rise	57,219	5,462	10.55%
100 basis point rise	54,364	2,607	5.04%
50 basis point rise	52,979	1,222	2.36%
Base scenario	51,757	0	0.00%
50 basis point decline	50,147	(1,609)	-3.11%
100 basis point decline	48,439	(3,317)	-6.41%

	Ramp Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$54,654	$2,897	5.60%
200 basis point rise	53,646	1,889	3.65%
100 basis point rise	52,644	887	1.71%
50 basis point rise	52,167	410	0.79%
Base scenario	51,757	0	0.00%
50 basis point decline	51,069	(687)	-1.33%
100 basis point decline	50,340	(1,416)	-2.74%

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

Item #2. Changes in securities, use of proceeds and Issuer Purchases of Equity Securities

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of June 30, 2004, the Company purchased 3,000 shares at an average price of approximately $28.27 under this plan, all of which were purchased in the second quarter of 2004.

Item #3. Defaults upon Senior Securities

N/A

Item #4.    Submission of Matters to a Vote of Security Holders

On May 6, 2004 the annual meeting of the shareholders of the Company was held for the purpose of voting on the following matters:

Proposal  1. Election of Directors:

	Voted For	Withheld
Charles W. Bacchi	3,185,621	11,077
Mathew A. Bruno Sr.	3,185,621	11,077
Lary A. Davis	3,171,456	25,242
William M. Eames	3,185,621	11,077
William Fisher	3,185,621	11,077
Gary D. Gall	3,180,158	16,540
Jan T. Haldeman	3,185,621	11,077
Howard Jahn	3,185,621	11,077
Alan J. Kleinert	3,171,397	25,301
Thomas Manz	3,185,621	11,077
Douglas A. Nordell	3,185,621	11,077
Lori A. Warden	3,185,621	11,077

Proposal 2. Approval of the Western Sierra Bancorp 2004 Stock Option Plan.

Voted for:	1,693,593
Abstained:	59,138
Against:	344,117
Not Voted	1,099,850

Proposal 3. Ratification of Appointment of Accountants. To ratify the appointment of Perry-Smith LLP as the Company’s independent public accountants.

Voted for:	3,120,520
Abstained:	22,356
Against:	53,822

Item #5. Other Information

N/A

Item #6. Exhibits

(a)
Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.1 and are incorporated herein by this reference.

3.2	Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.2 and are incorporated herein by this reference.

3.3	Amendments to Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-76678, as Exhibit 3.2 and are incorporated herein by this reference.

3.4	Amendment to Articles of Incorporation dated May 7, 2004.

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

10.72	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003. (2)

10.73	Summary of financial terms for Western Sierra Statutory Trusts III, and IV. (2)

10.74	Stock Option Agreement dated January 1, 2004 between Mr. Howard Jahn and Western Sierra Bancorp. (3)

10.75	Stock Option Agreement dated January 1, 2004 between Mr. Charles Bacchi and Western Sierra Bancorp. (3)

10.76	Stock Option Agreement dated January 1, 2004 between Ms. Barbara Cook and Western Sierra Bancorp. (3)

10.77	Stock Option Agreement dated January 1, 2004 between Mr. William Fisher and Western Sierra Bancorp. (3)

10.78	Stock Option Agreement dated January 1, 2004 between Mr. Thomas Manz and Western Sierra Bancorp. (3)

10.79	Stock Option Agreements dated January 1, 2004 between Mr. Matthew Bruno Sr. and Western Sierra Bancorp (two identical agreements both represented by exhibit 10.79). (3)

10.80	Stock Option Agreement dated January 1, 2004 between Mr. Lary Davis and Western Sierra Bancorp. (3)

10.81	Stock Option Agreement dated January 1, 2004 between Mr. Lary Davis and Western Sierra Bancorp. (3)

10.82	Stock Option Agreements dated January 1, 2004 between Mr. William Eames and Western Sierra Bancorp (two identical agreements both represented by exhibit 10.82). (3)

10.83	Stock Option Agreement dated January 1, 2004 between Ms. Lori Warden and Western Sierra Bancorp. (3)

10.84	Stock Option Agreement dated January 1, 2004 between Mr. Alan Kleinert and Western Sierra Bancorp. (3)

10.85	Stock Option Agreement dated January 1, 2004 between Mr. Harold Prescott and Western Sierra Bancorp. (3)

10.86	Severance Benefits Agreement dated January 16, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp. (3)

10.87	Severance Benefits Agreement dated February 10, 2004 between Mr. Anthony Gould and Western Sierra Bancorp. (3)

10.88	Stock Option Agreement dated March 25, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp.

10.89	Stock Option Agreement dated March 25, 2004 between Mr. Jack Briner and Western Sierra Bancorp.

10.90	Stock Option Agreement dated March 25, 2004 between Mr. Doug Nordell and Western Sierra Bancorp.

10.91	Stock Option Agreement dated March 25, 2004 between Mr. Wayne Koonce and Western Sierra Bancorp.

10.92	Western Sierra Bancorp 2004 Stock Option Plan is included as an exhibit in the Registrant’s Definitive Proxy Statement for 2004 and is incorporated herein by this reference.

11.1	Statement re: Computation of earnings per share is included in Note 3 to the financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould.

32.2	Section 906 Certification by Gary D. Gall.

(1) included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

(2) included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

(3) included as an exhibit to the Registrant’s 10-Q for March 31, 2004, which is incorporated by this reference herein.

(b). Reports on Form 8-K

April 21, 2004:	Press Release results for the 1st quarter of 2004
May 5, 2004:	Slide presentation for D.A. Davidson & Co. Financial Services Conference and Annual Shareholders meeting.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP (Registrant)

Date: August 6, 2004
/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer