Form 10-Q
period 2004-09-30
WESTERN SIERRA BANCORP
filed 2004-11-09
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-25979

WESTERN SIERRA BANCORP

(Exact name of Registrant as specified in its charter)

California	68-0390121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4080 Plaza Goldorado Circle	95682
Cameron Park, California	(Zip code)
(Address of principal executive offices)

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

As of October 28, 2004 there were approximately 7,620,866 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Balance Sheet

(dollars in thousands, except number of shares)

	September 30, 2004	December 31, 2003
ASSETS:
Cash and due from banks	$37,579	$38,584
Federal funds sold	52,235	17,380
Cash and cash equivalents	89,814	55,964

Interest-bearing deposits	4,000	4,198
Loans held for sale	811	940
Investment securities:
Trading, at estimated market value	35	28
Available for sale (amortized cost $86,081in 2004 and $78,156 in 2003)	87,599	79,502
Held to maturity (market value of $3,824 in 2004 and $4,219 in 2003)	3,675	4,058
Total investments	91,309	83,588
Portfolio loans and leases:
Real estate mortgage	583,500	495,948
Real estate construction	208,828	195,889
Commercial	113,374	109,685
Agricultural	13,935	12,185
Installment	4,331	5,795
Lease financing	1,828	2,016
Total gross loans and leases	925,795	821,518
Deferred loan and lease fees, net	(2,806)	(2,729)
Allowance for loan and lease losses	(13,082)	(11,529)
Net portfolio loans and leases	909,907	807,260

Premises and equipment, net	20,054	19,591
Goodwill and other intangible assets	34,093	34,731
Other assets	29,973	29,439
Total assets	$1,179,961	$1,035,711

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$263,582	$221,898
Interest bearing deposits:
NOW, money market and savings	395,393	340,922
Time, over $100,000	181,230	145,608
Other time	166,406	164,710
Total deposits	1,006,611	873,138

Borrowed funds	21,500	20,650
Subordinated debentures	36,496	36,496
Other liabilities	9,694	11,990
Total liabilities	1,074,301	942,274

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock- no par value; 15,000,000 shares authorized; none issued	—	—
Common stock- no par value; 15,000,000 shares authorized; 7,620,866 shares issued in 2004 and 7,439,029 shares in 2003	67,586	66,459
Retained earnings	37,092	26,097
Accumulated other comprehensive income	982	881
Total shareholders’ equity	105,660	93,437
Total liabilities and shareholders’ equity	$1,179,961	$1,035,711

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statement of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$14,971	$11,843	$43,398	$31,641
Interest on investment securities:
Taxable	485	276	1,238	1,055
Exempt from federal taxes	391	361	1,167	1,089
Interest on Federal funds sold	203	182	397	353
Total interest income	16,050	12,662	46,200	34,138

Interest expense:
Interest on deposits	2,336	2,178	6,510	6,224
Interest on borrowed funds and subordinated debentures	549	347	1,658	901
Total interest expense	2,885	2,525	8,168	7,125

Net interest income	13,165	10,137	38,032	27,013

Provision for loan and lease losses (LLP)	600	600	1,910	1,655

Net interest income after LLP	12,565	9,537	36,122	25,358

Non-interest income:
Service charges and fees	1,205	1,202	3,620	2,915
Investment service fee income	140	18	517	34
Net gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	986	1,468	3,033	3,803
(Loss) gain on sale of investment securities	(1)	19	(12)	19
Other income	216	229	671	480
Total non-interest income	2,546	2,936	7,829	7,251

Other expenses:
Salaries and benefits	4,892	4,291	14,660	11,142
Occupancy and equipment	1,505	1,259	4,292	3,464
Other expenses	2,338	2,018	7,061	5,453
Merger expenses	—	86	—	86
Amortization of core deposit intangibles	180	134	540	257
Total other expenses	8,915	7,788	26,553	20,402

Income before income tax	6,196	4,685	17,398	12,207

Income taxes	2,347	1,729	6,403	4,501
Net income	$3,849	$2,956	$10,995	$7,706

Basic earnings per share	$0.51	$0.43	$1.46	$1.19
Fully diluted earnings per share	$0.49	$0.41	$1.40	$1.14

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,995	$7,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,910	1,655
Depreciation and amortization	2,311	1,720
Deferred loan and lease origination fees, net	77	469
Amortization of investment security premiums, net of accretion of discount	647	402
Gain on sale and call of available-for-sale investment securities	(12)	—
Gain on called held-to-maturity investment securities	—	(19)
Increase in trading securities	(7)	(8)
Loss on sale of premises and equipment	3	6
Gain on sale of other real estate	—	(1)
Increase in cash surrender value of life insurance policies	(479)	(282)
Compensation cost associated with the Bank’s ESOP	150	—
Decrease in loans held for sale	129	3,079
Increase in accrued interest receivable and other assets	(7)	(3,186)
(Decrease) increase in accrued interest payable and other liabilities	(2,296)	3,201
Net cash provided by operating activities	13,421	14,742

Cash flows from investing activities:
Cash acquired in acquisitions	—	40,086
Proceeds from sale and call of available-for-sale investment securities	2,550	—
Proceeds from called held-to-maturity investment securities	—	2,670
Proceeds from matured available-for-sale investment securities	45	1,625
Proceeds from matured held-to-maturity investment securities	—	500
Purchases of available-for-sale investment securities	(20,770)	(28,139)
Purchases of held-to-maturity investment securities	—	—
Principal repayments received from available-for-sale SBA Pools and mortgage-backed securities	9,621	5,253
Principal repayments received from held-to-maturity mortgaged-backed securities	378	618
Net decrease in interest-bearing deposits in banks	198	2,689
Proceeds from sale of OREO	—	141
Net increase in loans and leases	(104,634)	(74,591)
Proceeds from the sale of premises and equipment	—	—
Purchases of premises and equipment	(2,237)	(1,057)
Purchase of life insurance policies	—	(7,000)
Net cash used in investing activities	(114,849)	(57,205)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$96,155	$71,487
Net increase in time deposits	37,318	30,889
Net increase in short-term borrowings	850	205
Repayment of ESOP borrowings	(150)	—
Proceeds from ESOP borrowings	150	325
Purchase of unearned ESOP shares	(150)	(325)
Issuance of Trust Preferred Securities	—	20,000
Repurchase of common stock	(85)	—
Redemption of fractional shares	—	(33)
Proceeds from the exercise of stock options	1,190	201
Net cash provided by financing activities	135,278	122,749

Increase in cash and cash equivalents	33,850	80,286

Cash and cash equivalents at beginning of year	55,964	36,964

Cash and cash equivalents at end of period	$89,814	$117,250

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$173	$240

Supplemental schedules related to acquisitions:
Acquisition of Central Sierra Bank (CSB) (Note 5):
Deposits	$129,268
Borrowed Funds	7,650
Other Liabilities	1,869
Interest-bearing deposits in banks	(1,698)
Investment securities available-for-sale	(2,598)
Investment securities held-to-maturity	(5,312)
Loans, net	(82,651)
Premises and equipment	(3,416)
Intangibles	(14,167)
Other assets	(1,561)
Stock issued	12,702
Cash acquired, net of cash paid to CSB shareholders	$40,086

See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein.  In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB).  All significant inter-company balances and transactions have been eliminated.  Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain amounts in the consolidated financial statements for the year ended December 31, 2003 and the three and nine-month period ended September 30, 2003 may have been reclassified to conform to the presentation of the consolidated financial statements in 2004.

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

2.  Stock-based Compensation

At September 30, 2004, the Company has five stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings as reported	$3,849	$2,956	$10,995	$7,706
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(214)	(258)	(758)	(648)

Pro forma net income	$3,635	$2,698	$10,237	$7,058

Basic earnings per share - as reported	$0.51	$0.43	$1.46	$1.19
Basic earnings per share - pro forma	$0.48	$0.39	$1.36	$1.09

Diluted earnings per share - as reported	$0.49	$0.41	$1.40	$1.14
Diluted earnings per share - pro forma	$0.46	$0.38	$1.31	$1.05

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Dividend yield (not applicable)
Expected volatility	19.14 – 22.90%	19.71 - 23.69%
Risk-free interest rate	3.90 – 4.56%	3.98 - 4.50%
Expected option life	10 years	10 years
Weighted average fair value of options granted during the year	$13.32	$8.51

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS Computation:
Numerator—net income	$3,849	$2,956	$10,995	$7,706
Denominator— weighted average number of shares outstanding	7,594,692	6,819,992	7,535,254	6,465,837
Basic earnings per share	$0.51	$0.43	$1.46	$1.19

Diluted EPS Computation:
Numerator—net income	$3,849	$2,956	$10,995	$7,706
Denominator— weighted average number of shares outstanding	7,594,692	6,819,992	7,535,254	6,465,837
Effect of dilutive stock options	316,121	332,492	338,165	303,798
	7,910,813	7,152,483	7,873,419	6,769,635
Diluted earnings per share	$0.49	$0.41	$1.40	$1.14

4. Shareholders’ Equity

On April 22, 2004, the Company announced a three-for-two stock split effective May 7, 2004.  All shares and per share amounts have been retroactively restated to give effect for the stock split as if it had been declared at the beginning of the earliest period presented.

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of September 30, 2004, the Company had purchased 3,000 shares at an average price of approximately $28.27 under this plan.

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

The following table summarizes the terms of each acquisition (dollars in thousands, except number shares):

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

		Minimum
	Minimum	Sublease
Year Ending	Lease	Rental
December 31,	Payments	Income
2004	$1,541	$96
2005	1,677	96
2006	1,555	96
2007	1,312	95
2008	1,047	64
Thereafter	4,482	—
	$11,614	$447

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2004	December 31, 2003
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$32,693	$21,691
Commercial real estate, construction and land development commitments secured by real estate	187,237	161,107
Other commercial commitments not secured by real estate	1,766	1,023
Agricultural commitments	2,586	4,237
Other commitments	59,824	49,949
	$284,106	$238,007
Letters of credit	$22,475	$18,752

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

Commitments to sell loans are agreements to sell to another party loans originated by the Company.  The Company only sells loans to third parties without recourse.  The Company is not exposed to credit loss if the borrower fails to perform according to the promissory note as long as the Company has fulfilled its obligations stated in the sales commitment.  Commitments to sell loans include the Loans Held for Sale on the balance sheet and certain unfunded loans.  The company minimizes its exposure to interest rate risk on mortgage loans originated for sale by entering into non-mandatory delivery commitments to sell such loans at the same time that it enters into commitments to originate such loans.  Accordingly, the fair value of commitments to originate and sell such loans is not material.

7. Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss).  The Company’s only source of other comprehensive income (loss) is derived from unrealized gains and losses on investment securities available-for-sale.  Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period.  The Company’s total comprehensive income was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,849	$2,956	$10,995	$7,706
Other comprehensive income (loss):
Holding gains (losses) arising during period, net of tax	896	(342)	93	168
Re-classification adjustment, net of tax	1	(12)	8	(12)
Total other comprehensive income (loss)	897	(354)	101	156
Total comprehensive income	$4,746	$2,602	$11,096	$7,862

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

5.               Credit quality deterioration that could cause an increase in the provision for loan and lease losses.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to September 30, 2004. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 252,181 shares of the Company’s stock.  This transaction was accounted for under purchase accounting with a purchase price allocation resulting in intangible assets totaling $2.3 million in goodwill and $1.9 million in core deposit intangible. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.  In July of 2002, certain assets and liabilities of the Sentinel Community Bank branches were transferred from Western Sierra National Bank to Central California Bank.

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 404,173 shares of the Company’s stock.  This transaction was accounted for under purchase accounting with a purchase price allocation resulting in intangible assets totaling $11.6 million in goodwill and $2.9 million in core deposit intangible. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Central California Bank.

In December 2003, the Company acquired Auburn Community Bank for $6.5 million in cash and 349,976 shares of the Company’s stock.  This transaction was accounted for under purchase accounting with a purchase price allocation resulting in intangible assets totaling $14.5 million in goodwill and $1.8 million in core deposit intangible. As required under purchase accounting, no prior period financial statements have been restated to reflect the combined operations of Auburn Community Bank.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado Circle, Cameron Park, 2661 Sanders Drive, Pollock Pines, 3970 J Missouri Flat Road, Placerville, 1450 Broadway, Placerville, 3880 El Dorado Hills Blvd., El Dorado Hills, 571 5th Street, Lincoln, 1545 River Park Dr. #101 & #200, Sacramento, 1801 Douglas Blvd., Roseville, 6951 Douglas Blvd., Granite Bay, 9050 Fairway Drive, Roseville, 2779 East Bidwell, Folsom, CA and 9610 Bruceville Rd., Suite 100, Elk Grove, CA.  In March 2002, Western Sierra National Bank formed WSNB Investment Trust, a Real Estate Investment Trust (“REIT”), to potentially generate additional capital at Western Sierra National Bank and reduce the Company’s overall effective tax rate. Western Sierra National Bank does not have any other affiliates other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

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

The Company will be opening two more de novo branches before year-end 2004 in addition to the de novo branch opened in Elk Grove, CA in the third quarter of 2004.  Western Sierra Bank will add a branch located at 2761 Del Paso Rd, Sacramento, CA and Central California Bank will open a branch located at 2525 McHenry Ave., Modesto, CA.  Both branches are expected to open in October 2004.

In July 2001, December 2001 and September 30, 2003, respectively, four trusts, Western Sierra Statutory Trust I, Western Sierra Statutory Trust II and Western Sierra Statutory Trust III/IV, were established as wholly-owned unconsolidated subsidiaries of the Company for the purpose of issuing and holding Trust Preferred Securities.

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

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At September 30, 2004 there was a large title company deposit customer with $10.0 million or 9.0% of total deposits at Lake Community Bank and another large deposit customer with $8.5 million or 10.4% of total deposits at Auburn Community Bank.  There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products, financial services through Western Sierra Bank’s Financial Services Division and mortgage products and services.

Employees.  At September 30, 2004, the Company and its subsidiaries employed 341 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Application of Critical Accounting Policies

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

Financial Condition

The Company increased total assets from $1.04 billion at December 31, 2003 to $1.18 billion at September 30, 2004, an increase of $144 million or 14%. The two primary components of asset growth were portfolio loans, which grew $104 million, and cash and equivalents, which increased $34 million.  Current excess cash is expected to be deployed into loans and investments over the coming quarters.  Asset growth was primarily funded by growth in deposits of $133 million.

During the first nine months of 2004, non-interest bearing deposits increased from $222 million at year-end 2003 to $264 million at September 30, 2004.  Included in non-interest deposits are local title company deposits, which have increased $10 million to $37 million at September 30, 2004 from $27 million at December 31, 2003.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first nine months of 2004, the service fees on title company deposits incurred by the Company were less than 1% of the average title company deposits outstanding.

Results of Operations

The Central Sierra Bank (“CSB”) acquisition was effective July 11, 2003 and was accounted for under purchase accounting.  The Auburn Community Bank (“ACB”) acquisition was effective December 13, 2003 and was also accounted for under purchase accounting.  Pursuant to purchase accounting rules, the operating results of the Company for the three and nine-month periods ended September 30, 2003 do not include the operational results of ACB and the operational results of CSB prior to July 11, 2003.

The Company reported net income of $3.85 million for the three months ended September 30, 2004 (or $0.49 per share, diluted) compared to $2.96 million (or $0.41 per share, diluted) for the same period in 2003. The quarterly earnings represent an increase of $893,000 or a 30% increase in net income and a 20% increase in diluted earnings per share.

The Company reported net income of $11.0 million for the nine months ended September 30, 2004 (or $1.40 per share, diluted) compared to $7.71 million (or $1.14 per share, diluted) for the same period in 2003. These earnings represent an increase of $3.29 million or a 43% increase in net income and a 23% increase in diluted earnings per share.

The primary factors contributing to the increase in operating results during the three and nine-month period ended September 30, 2004 as compared to the same period in 2003 include:

1.          An increase in net interest income of $3.0 million or 30% in the third quarter over the same period in 2003 and $11.0 million or 41% in the first nine months of 2004 as compared to 2003.  The net increase is the result of an overall increase in average earning assets, which is partially due to the acquisition of $133 million in earning assets from the CSB transaction completed in July 2003, and $84 million in earning assets from the ACB transaction completed in December 2003.  These acquisitions accounted for $90 million or 39% and $145 million or 51% of the total average earning asset growth for the third quarter and nine-month period ended September 30, 2004 over the same periods of the prior year.

2.          An increase in year-to-date non-interest income, primarily service fees on deposit accounts (3rd quarter non-interest income decreased and is discussed as an offset below).  Non-interest income for the first nine months of 2004 increased $578,000 or 8% over the previous year.  Approximately $896,000 or 155% of the increase relates to CSB’s and ACB’s non-interest income in the nine months ended September 30, 2004 that was not included in the nine months ended September 30, 2003 results.  This increase from acquisitions was offset by a reduction in mortgage loan origination and packaging fees of $482,000 and $770,000 for the third quarter and nine-month period ended September 30, 2004 as compared to the same periods of 2003.

The above factors were offset in part by:

1.          An increase in loan and lease loss provisions of $255,000 for the nine months ended September 30, 2004 as compared to the same period in 2003.  Additional provisions were recorded as a result of growth in loans outstanding.  The percentage of loan and lease loss reserves to gross loans and leases increased to 1.41% at September 30, 2004 from 1.40% at December 31, 2003.

2.          Total other expenses increased $1.13 million or 15% and $6.15 million or 30% over the third quarter and year-to-date totals in the previous year.  Total other expenses increased significantly as a result of the addition of CSB and ACB’s operating costs, which added approximately $810,000 (72% of the total increase) and $4.49 million (73% of the total increase) to the third quarter and year-to-date totals of 2004, that were not included in the 2003 results as the acquisitions, accounted for under purchase accounting, did not close until July and December of 2003.

3.          A decrease of $390,000 or 13% in non-interest income for the third quarter of 2004 compared to the same period of 2003.

4.          An effective tax rate of 37.9% for the third quarter of 2004 as compared to 36.9% for the same period of 2003.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.33% for the third quarter of 2004 as compared to 1.31% for the third quarter of 2003.  Return on equity (“ROE”) was 15.03% for the third quarter of 2004 as compared to 17.01% for the third quarter of 2003.  The compression of ROE was largely due to growth in equity which exceeded the Company’s income growth rate.  Equity grew significantly since June 30, 2003, primarily due to the issuance of stock to acquire two bank subsidiaries and the retention of the Company’s earnings.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended September 30, 2004, interest income on a tax equivalent basis increased by $3.4 million to $16.3 million or 27% over the same period in 2003. Interest expense on deposit accounts and borrowings increased $360,000 or 14% over the same three-month period ended September 30, 2003. Average earning assets yielded (on a fully tax equivalent basis) 6.20% versus 6.27% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.46% from 1.58% a year ago. Net interest income (on a tax equivalent basis) increased $3.1 million or 30% to $13.4 million. The net interest margin increased 6 basis points to 5.10% from 5.04% for the same three-month period a year ago.

For the nine months ended September 30, 2004, interest income on a tax equivalent basis increased by $12.1 million to $46.9 million or 35% over the same period in 2003. Interest expense on deposit accounts and borrowings increased $1.0 million or 15% over the same nine-month period ended September 30, 2003. Average earning assets yielded (on a fully tax equivalent basis) 6.27% versus 6.52% a year ago, the effect of which was partially offset by a decrease in the cost of funds where the average cost of funds decreased to 1.43% from 1.73% a year ago. Net interest income (on a tax equivalent basis) increased $11.1 million or 40% to $38.7 million. The net interest margin decreased 1 basis points to 5.17% from 5.18% for the same nine-month period a year ago.

Net interest margin has remained stable, increasing 6 basis points for the three-month period and decreasing 1 basis point for the nine-month period ended September 30, 2004 as compared to the same periods in 2003.  The primary reasons that the Company was able to stabilize its net interest margin during this challenging rate environment are 1) an increase in the average loan to deposit ratio from 85% and 89% for the three and nine-month periods ended September 30, 2003 to 90% and 92% for the same periods in 2004; 2) the benefit of the portion of the loan portfolio that are fixed rate loans or that have reached contractual interest rate floors (for details regarding loan floors and the interest rate sensitivity of the loan portfolio see item 3, “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 27 of this report) and 3) an increase in the percentage of average non-interest deposits to total deposits from 24% for the three and nine-month periods ended September 30, 2003 to 26% and 25% for the same periods in 2004.

Overall, yields trended down from the prior year as a result of new instruments added that have a lower yield than the existing portfolio.  The most material decrease was realized in taxable investment securities, which decreased to 3.22% for the third quarter of 2004 as compared to 3.68% in the same period of 2003 as a result of declining interest rates over the last few years in the bond market, accelerated prepayments on mortgage-backed securities and a lower yield on new investments than the effective yield of the existing portfolio.

The following tables present, for the periods indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans.  Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent for the three and nine-month periods ending September 30, 2004 and 34 percent for the same periods in 2003 (dollars in thousands).

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$890,047	$14,983	6.70%	$664,456	$11,857	7.08%
Tax exempt investment securities	34,222	602	6.99%	30,971	547	7.01%
Taxable investment securities	56,931	470	3.28%	41,778	257	2.44%
Federal funds sold	59,038	203	1.37%	75,211	182	0.96%
Interest bearing deposits in banks	4,000	16	1.54%	1,469	18	4.91%
Average earning assets	1,044,238	16,273	6.20%	813,886	12,862	6.27%
Other assets	124,152			92,527
Less ALLL	(12,843)			(9,636)
Average total assets	$1,155,547			$896,777
Interest bearing liabilities:
Savings Deposits	$376,649	$687	0.73%	$265,301	$491	0.73%
Time deposits	353,440	1,648	1.86%	327,719	1,686	2.04%
Other borrowings (1)	55,354	549	3.95%	40,720	348	3.39%
Average interest bearing liabilities	785,444	2,885	1.46%	633,740	2,525	1.58%
Non-interest bearing liabilities	257,783			187,827
Other liabilities	10,429			6,251
Shareholders’ equity	101,892			68,959
Average total liabilities and shareholders’ equity	$1,155,547			$896,777
Net interest income and net interest margin		$13,388	5.10%		$10,337	5.04%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets.

	Nine Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$864,779	$43,436	6.71%	$599,046	$31,693	7.07%
Tax exempt investment securities	34,228	1,795	7.01%	30,933	1,650	7.13%
Taxable investment securities	49,903	1,202	3.22%	36,859	1,015	3.68%
Federal funds sold	46,171	397	1.15%	44,584	353	1.06%
Interest bearing deposits in banks	3,983	36	1.19%	1,468	40	3.61%
Average earning assets	999,064	46,867	6.27%	712,890	34,750	6.52%
Other assets	123,046			71,033
Less ALLL	(12,383)			(8,314)
Average total assets	$1,109,727			$775,609
Interest bearing liabilities:
Savings deposits	$354,145	$1,830	0.69%	$214,764	$1,267	0.79%
Time deposits	344,525	4,680	1.81%	301,820	4,957	2.20%
Other borrowings (1)	63,459	1,658	3.49%	33,226	901	3.63%
Average interest-bearing liabilities	762,129	8,168	1.43%	549,810	7,125	1.73%
Non-interest bearing liabilities	238,281			158,979
Other liabilities	10,778			6,176
Shareholders’ equity	98,538			60,644
Average total liabilities and shareholders’ equity	$1,109,727			$775,609
Net interest income and net interest margin		$38,699	5.17%		$27,626	5.18%

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2004 over 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$4,015	$(888)	$3,127
Investment securities, tax exempt	57	(3)	54
Investment securities	93	119	212
Federal funds sold	(39)	60	21
Interest bearing deposits	31	(34)	(3)
Net increase (decrease)	4,157	(746)	3,411
Increase (decrease) in interest expense:
Interest bearing accounts	206	(9)	197
Time deposits	132	(170)	(38)
Other borrowings (1)	125	76	201
Net increase (decrease)	463	(103)	360
Total net increase (decrease)	$3,694	$(643)	$3,051

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

	Nine Months Ended September 30, 2004 over 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$14,072	$(2,328)	$11,744
Investment securities, tax exempt	176	(31)	145
Investment securities	360	(172)	188
Federal funds sold	13	31	44
Interest bearing deposits	68	(72)	(4)
Net increase (decrease)	14,689	(2,572)	12,117
Increase (decrease) in interest expense:
Interest bearing accounts	823	(260)	563
Time deposits	702	(979)	(277)
Other borrowings (1)	821	(63)	758
Net increase (decrease)	2,346	(1,302)	1,044
Total net increase (decrease)	$12,343	$(1,270)	$11,073

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, and the sale and packaging of residential mortgage and government-guaranteed commercial loans.

For the three months ended September 30, 2004, total non-interest income decreased $390,000 or 13% over the same period in 2003.  For the nine months ended September 30, 2004, total non-interest income increased $578,000 or 8% over the same period in 2003.

Service charge income rose $3,000 or 0.2% and $705,000 or 24% over the same three-month and nine-month periods of 2003. Approximately $132,000 or 4,400% and $827,000 or 143% of the increase relates to CSB and ACB’s service charges in the three and nine months ended September 30, 2004, which were not included in the three and nine months ended September 30, 2003 results.

In addition, income from mortgage loan origination and packaging fees decreased $482,000 or 33% and $770,000 or 20% over the same three and nine-month periods of 2003. During the third quarter of 2004 the Company opted to hold in its portfolio approximately $7 million in three and five year adjustable rate mortgages it generated in the quarter.  These loans would typically have been sold resulting in approximately $60,000 in after tax income.  Management expects that there will be an economic benefit to this decision in future periods as these loans will yield more than the Company’s short term investment alternatives.  Additionally the remainder of the decrease can be primarily attributed to an increase in mortgage interest rates which has had a negative effect on refinance activity.  The decline in mortgage revenues were partially offset by an increase in investment service fee income of $122,000 and $483,000 over the three and nine-month periods of 2003 as Western Sierra Bank’s Investment Services Division was not in operation until September of 2003.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $1.13 million or 15% and $6.15 million or 30% over the same three and nine-month periods of 2003. Approximately $810,000 or 72% and $4.49 million or 73% of the increase relates to CSB and ACB’s non-interest expenses in the three and nine-month periods of 2004 that were not included in the same periods of 2003.

Salaries and benefits increased $601,000 or 14% and $3.52 million or 32% over the same three and nine-month periods of last year. This increase was due primarily to the integration of the CSB and ACB employees after their respective mergers which were completed in July and December of 2003.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Expense	% of Avg Assets	Expense	% of Avg Assets	Expense	% of Avg Assets	Expense	% of Avg Assets
Salaries and benefits	$4,892	1.68%	$4,291	1.90%	$14,660	1.76%	$11,142	1.92%
Occupancy and equipment	1,505	0.52%	1,259	0.56%	4,292	0.52%	3,464	0.60%
Other expenses	2,338	0.80%	2,018	0.89%	7,061	0.85%	5,453	0.94%
Merger expenses	—	0.00%	86	0.04%	—	0.00%	86	0.01%
Amortization of core deposit intangibles	180	0.06%	134	0.06%	540	0.06%	257	0.04%
Total non-interest expense	$8,915	3.07%	$7,788	3.45%	$26,553	3.20%	$20,402	3.52%

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

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Non-interest expense	$8,915	$7,789	$26,553	$20,402
Merger expenses	—	(86)	—	(86)
Amortization of core deposit and other intangibles	(180)	(134)	(540)	(257)
Investment in limited partnership	(56)	(51)	(168)	(51)
Net non-interest expense	$8,679	$7,518	$25,845	$20,008

Fully tax equivalent income:
Net interest income	$13,165	$10,137	$38,032	$27,013
Non-interest income	2,546	2,936	7,829	7,251
Tax benefit adjustment for tax-exempt income	310	282	933	766
Total fully tax equivalent Income	$16,021	$13,355	$46,794	$35,030

Efficiency Ratio	54.2%	56.3%	55.2%	57.1%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Tax provision	$2,347	$1,729	$6,403	$4,501
Effective tax rate	37.9%	36.9%	36.8%	36.9%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income.

As previously disclosed in the Company’s 2003 Annual Report on Form 10-K, the Company abandoned its Real Estate Investment Trust (REIT) tax strategy in the fourth quarter of 2003.  While the Company took no book tax benefit for the REIT during 2003, a charge of $940,000 was taken in the fourth quarter of 2003 for the 2002 tax benefits and related potential penalties.  The Company has retained its right of appeal relative to the REIT transaction and will continue to evaluate its alternatives in the future.

During the third quarter of 2004, the Company filed amended 2002 tax returns with the Franchise Tax Board and management reviewed its quarterly tax liability for 2003.  The Company remitted $1.51 million to the Franchise Tax Board during the second quarter of 2004, which the Company believes represents full payment of its historical tax liability.  The Company will realize a federal tax benefit for this payment for 2004.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	September 30, 2004	% of Total	December 31, 2003	% of Total
Real estate mortgage	$583,500	63.03%	$495,948	60.37%
Real estate construction	208,828	22.56%	195,889	23.84%
Commercial	113,374	12.25%	109,685	13.35%
Agricultural	13,935	1.51%	12,185	1.48%
Installment	4,331	0.60%	5,795	0.71%
Lease financing	1,828	0.20%	2,016	0.25%
Total	925,795	100.00%	821,518	100.00%
Deferred loan fees and costs, net	(2,806)	-0.29%	(2,729)	-0.33%
Less allowance for loan and lease losses	(13,082)	-1.41%	(11,529)	-1.40%
Total net loans and leases	$909,907		$807,260

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2004	December 31, 2003
Non-accrual loans	$599	$1,554
Non-performing assets as a % of total assets	0.05%	0.15%
Non-accrual loans as a % of gross loans	0.06%	0.19%
Ratio of allowance for loan and lease losses to non-accrual loans	21.8	7.42

The Company’s non-accrual loans decreased from $1,554,000 to $599,000 in the first nine months of 2004. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans increased from 7.42 to 21.8 during the first nine months of 2004.  The Company carried no other real estate as of September 30, 2004.

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

It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at September 30, 2004 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans and leases in excess of the allowance may be required in future periods. The provision for loan and lease losses reflects an accrual sufficient to cover projected potential charge-offs.

The following table summarizes the activity in the allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance for allowance for loan and lease losses	$12,661	$8,165	$11,529	$7,113
Provision for loan and lease losses	600	600	1,910	1,655
Charge offs:
Commercial	257	251	432	274
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	1	9	26	35
Total charge offs	258	260	458	309
Recoveries:
Commercial	78	6	97	19
Real estate	—	—	—	15
Agricultural	—	—	—	14
Other	2	—	4	4
Total recoveries	80	6	101	52
Net charge offs	(178)	(254)	(357)	(257)
Allowance acquired from CSB	—	1,521	—	1,521
Ending balance	$13,082	$10,032	$13,082	$10,032
ALLL to total loans	1.41%	1.43%	1.41%	1.43%
Annualized net charge offs to average loans	-0.08%	-0.15%	-0.08%	-0.09%

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at September 30, 2004 was 11.5% and was 9.6% at December 31, 2003.  The increased liquidity ratio at September 30, 2004 is due to an increase in Federal Funds Sold of $35 million.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans available-for-sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

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

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan and lease losses.  Subordinated debentures in the amount of $34.9 million and $30.9 million are included in the Company’s Tier 1 capital as of September 30, 2004 and December 31, 2003, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.  The remaining $1.1 million and $5.1 million, respectively, in subordinated debentures are included in Tier 2.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	September 30, 2004					December 31, 2003
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company

Total risk-based capital to risk-weighted assets	11.2%	11.4%	11.0%	10.8%	12.2%	11.0%	11.0%	11.0%	10.3%	12.1%
Tier 1 capital to risk-weighted assets	10.0%	10.2%	9.8%	9.5%	10.8%	9.7%	9.8%	9.7%	9.0%	10.3%
Tier 1 capital to average assets (leverage ratio)	7.4%	8.0%	8.5%	8.6%	9.1%	7.1%	7.8%	9.2%	8.3%	8.8%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level. Thus, virtually all of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $36 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary banks’ real estate loan portfolios, concentrated primarily within Northern California, are subject to risks associated with their local economies.

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

Management deployed a new interest rate sensitivity measurement tool in April 2003 to measure the Company’s exposure to future changes in interest rates.  This model measures the expected cash flows and repricing of each financial asset/liability separately in measuring the Company’s and each bank’s interest sensitivity. Based on the results of this model, management believes the Company balance sheet is “asset sensitive” at this time.  This means the Company expects (all other things being equal) to expand its net interest income if rates rise and expects it conversely to contract if rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of September 30, 2004.  The estimates are derived from an asset/liability management model first deployed in April 2003.  There are numerous underlying assumptions, including but not limited to, 1) a static balance sheet and mix of earning assets and interest-bearing liabilities; 2) instruments that mature are assumed to be replaced by similar instruments at prevailing market rates; 3) interest rate changes assume a parallel shift in the yield curve and 4) changes in deposit rates will correlate to prevailing interest rates to the same degree that the Company has experienced in the past.  Management believes these assumptions are appropriate, but if they are inaccurate they could have an impact on the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on October 1, 2004).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$63,775	$7,563	13.46%
200 basis point rise	61,301	5,089	9.05%
100 basis point rise	58,748	2,536	4.51%
50 basis point rise	57,480	1,268	2.26%
Base scenario	56,212	—	0.00%
50 basis point decline	54,472	(1,740)	-3.10%
100 basis point decline	52,840	(3,372)	-6.00%

	Ramp scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$58,670	$2,458	4.37%
200 basis point rise	57,865	1,653	2.94%
100 basis point rise	57,035	823	1.46%
50 basis point rise	56,626	414	0.74%
Base scenario	56,212	—	0.00%
50 basis point decline	55,501	(711)	-1.26%
100 basis point decline	54,814	(1,398)	-2.49%

The yield on a significant portion of the Company’s loan portfolio did not reprice during the declining rate cycle from 2000 to 2003 because these loans had contractual floors included in the promissory note.  While the Company benefited from these loans behaving as fixed rate loans as they reached their contractual floors in the downward rate cycle, as rates began to increase in July 2004, these loans did not reprice as fast as prevailing interest rates because of these contractual floors.

The following table shows management’s estimate how the loan portfolio is broken out between variable, variable but at floor, and fixed rate loans.  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower without penalty if the borrower chooses to do so.  The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision.

(dollars in thousands).

Loans	Balance	% of Total
Variable	$424,057	46%
Variable at Floor*	273,056	29%
Fixed	228,682	25%
Total Gross Loans	$925,795	100%

* Variable Loans at Floor

	Coming off Floor		Repricing Schedule
Rate Increase Scenarios	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$215,121	79%	$75,149	$38,037	$39,167	$20,485	$42,282	$215,121
100 bps	34,434	13%	20,354	4,391	5,079	4,610	0	34,434
>100 bps	23,502	9%	16,235	3,566	1,822	1,119	760	23,502
Total at Floor	$273,056	100%	$111,738	$45,994	$46,068	$26,214	$43,042	$273,056

Based on the data presented above, management believes that approximately 69% of total loans will ultimately adjust if market interest rates increase 50 basis points, approximately 54% will adjust within one year of the rate change.

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

Item #2. Changes in securities, use of proceeds and Issuer Purchases of Equity Securities

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of September 30, 2004, the Company purchased 3,000 shares at an average price of approximately $28.27 under this plan, all of which were purchased in the third quarter of 2004.

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

10.2	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank. (1)

10.3

Western Sierra Bancorp 1999 Stock Option Plan and form of stock option agreements are contained in the Registrant’s Registration Statement on Form S-8, file #333-86653, as Exhibit 99.3 and are incorporated herein by this reference.

10.4

Western Sierra National Bank 1989 Stock Option Plan, form of incentive stock option and form of nonqualified stock option agreements are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.10 and are incorporated herein by this reference.

10.5

Western Sierra Bancorp 1997 Stock Option Plan, form of incentive stock option and form of nonqualified stock option agreements are contained in the Registrant’s Registration Statement on Form S-4 ,file #333-66675, as Exhibit 10.11 and are incorporated herein by this reference.

10.6

Indemnification Agreement between Mr. Gary D. Gall and Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.13 and is incorporated herein by this reference.

10.7

Indemnification Agreement between Mr. Kirk Dowdell and Western is contained in the Registrant’s Registration Statement on Form S-4, file #333-86653, as Exhibit 10.14 and is incorporated herein by this reference.

10.8

Form of Indemnification Agreement for the directors of Western Sierra National Bank is contained in the Registrant’s Registration Statement on Form S-4 file, #333-66675, as Exhibit 10.15 and is incorporated herein by this reference.

10.9	Placerville Branch lease is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.1 and is incorporated herein by this reference.

10.10	Executive Salary Continuation Agreement dated February 1, 2002, between Mr. Kirk N. Dowdell. (1)

10.11

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

10.13	Folsom Western Sierra National Bank branch lease and lease amendment. (1)

10.14

Agreement and Plan of Reorganization by and between the Western and Central Sierra Bank dated as of March 12, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-104817 and is incorporated herein by this reference.

10.15	Wells Fargo Note Contract dated April 10, 2003. (1)

10.16	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank. (1)

10.17	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank. (1)

10.18	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank. (1)

10.19

Agreement and Plan of Reorganization by and between the Western and Auburn Community Bank dated as of August 20, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-109833 and is incorporated herein by this reference. (2)

10.20	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003. (2)

10.21	Summary of financial terms for Western Sierra Statutory Trusts III and IV. (2)

10.22	Severance Benefits Agreement dated January 16, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp. (3)

10.23	Severance Benefits Agreement dated February 10, 2004 between Mr. Anthony Gould and Western Sierra Bancorp. (3)

10.24	Western Sierra Bancorp 2004 Stock Option Plan is included as an exhibit in the Registrant’s Definitive Proxy Statement for 2004 and is incorporated herein by this reference.

10.25	Form of the nonqualified and incentive agreements for the Western Sierra Bancorp 2004 stock option plan.

11.1	Statement re: Computation of earnings per share is included in Note 12 to the consolidated financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould

32.2	Section 906 Certification by Gary D. Gall

(1)              included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

(2)              included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

(3)              included as an exhibit to the Registrant’s 10-Q for March 31, 2004, which is incorporated by this reference herein.

(b). Reports on Form 8-K

July 26, 2004:	Press Release of operating results for the 2nd quarter of 2004
September 28, 2004:	Slide presentation for RBC Capital Markets Financial Institutions Conference

 SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP
(Registrant)

Date: November 4, 2004

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer