Form 10-K
period 2004-12-31
WESTERN SIERRA BANCORP
filed 2005-03-16
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2004 (based on the closing sale price of the Common Stock of $30.99) was approximately $212,200,000.

As of March 1, 2005 there were 7,631,592 shares outstanding of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the Company’s Definitive Proxy Statement for the 2005 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10-13.

TABLE OF CONTENTS

PART I
Forward-Looking Information
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Securities Holders

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information that is covered by the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve Western Sierra Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

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

In April 1999, the Company acquired Roseville 1st National Bank and Lake Community Bank in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. Each of these mergers was accounted for as a pooling of interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the Company, Roseville 1st National Bank, Lake Community Bank and Sentinel Community Bank. Sentinel Community Bank at the time of its acquisition was immediately merged into Western Sierra National Bank. In May of 2000, Roseville 1st National Bank was also merged into Western Sierra National Bank.

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

In November 2004, the Company entered into a definitive merger agreement to acquire Gold Country Financial Services, the holding company for Gold Country Bank, headquartered in Marysville, California. Under the terms of the agreement, Gold Country Bank will merge into WSNB in a stock and cash deal valued at approximately $23.1 million. The transaction is expected to close by April 2005. Shareholders of Gold Country on March 7, 2005 approved the merger, and completion of the merger is subject to regulatory approval and satisfaction of certain conditions.

The combination of Gold Country Bank, with over $140 million in assets and five branch locations will result in consolidated assets of over $1.3 billion for the Company, which will then have 35 branch locations.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

At December 31, 2004 the Company had $1.2 billion in total assets and $1.02 billion in total deposits.  The asset and deposit totals for each bank subsidiary at December 31, 2004 were: Western Sierra Bank - $557 million in assets and $503 million in deposits, Lake Community Bank - $117 million in assets and $104 million in deposits, Central California Bank - $396 million in assets and $343 million in deposits, Auburn Community Bank - $128 million in assets and $83 million in deposits.

The Company’s geographic market share and demographic data on counties where the Company has greater than 1% of total deposits are as follows:

County	Rank	Branches	Deposits ($000)	Market Share	Percent of Franchise	Population 2004A	PopChange 00-04	PopChange 04-09	Median HHI 2004A	HHI Change 00-04	HHI Change 04-09
												Jobless Rate
												11/04	11/03
El Dorado	5	5	223,985	11.4%	19.7%	169,940	8.7%	9.9%	$59,653	14.7%	14.2%	4.5%	5.1%
Placer	7	7	185,528	4.2%	16.3%	290,885	17.1%	18.1%	$64,989	11.2%	13.3%	4.1%	4.5%
Tuolumne	3	6	163,514	17.9%	14.4%	56,610	3.9%	4.5%	$43,628	11.2%	14.3%	6.6%	6.5%
Sacramento	19	3	148,104	0.9%	13.0%	1,343,090	9.8%	11.0%	$48,733	9.4%	13.74%	4.9%	5.5%
Lake	3	2	106,453	15.5%	9.4%	62,990	8.0%	9.1%	$33,072	10.4%	16.9%	9.1%	9.8%
Calaveras	2	4	81,747	21.3%	7.2%	43,712	7.8%	8.9%	$46,934	12.9%	17.5%	6.7%	7.4%
Yuba	4	2	63,626	17.2%	5.6%	63,461	5.4%	6.2%	$33,416	8.1%	14.0%	11.9%	13.0%
Sutter	7	2	57,970	6.2%	5.1%	84,640	7.2%	8.3%	$41,380	6.4%	9.6%	13.6%	13.8%
Contra Costa	23	1	35,548	0.2%	3.1%	1,008,177	6.3%	7.2%	$71,905	11.3%	14.7%	4.3%	5.1%
San Joaquin	21	1	23,698	0.1%	2.1%	635,646	12.8%	14.0%	$45,427	8.4%	11.1%	9.4%	10.2%
Stanislaus	19	1	18,336	0.4%	1.6%	497,718	11.4%	12.6%	$43,894	8.3%	9.8%	10.5%	11.2%
Amador	7	1	17,454	2.9%	1.5%	37,208	6.0%	6.9%	$49,057	12.3%	18.2%	4.5%	4.6%
Butte	10	1	12,438	0.5%	1.1%	212,004	4.4%	5.1%	$34,936	7.8%	15.6%	6.9%	7.4%
Weighted Average: California Franchise					100.0%	4,506,081	9.1%	10.1%	$50,404	11.2%	14.2%	6.5%	7.0%
Aggregate: Entire State of California						35,849,123	5.8%	6.8%	$52,614	9.7%	12.6%	5.8%	6.6%
Aggregate: National						292,936,668	4.1%	4.8%	$46,475	8.8%	11.0%	5.4%	5.9%

            Source:  SNL Data March 2005

The Company was the 48th largest bank holding company in California at December 31, 2004, with less than 1% of the market in California.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System, and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and its branch offices are located at 4011 Plaza Goldorado, Cameron Park, CA, 2661 Sanders Drive, Pollock Pines, CA, 3970 J Missouri Flat Road, Placerville, CA, 1450 Broadway, Placerville, CA, 3880 El Dorado Hills Blvd., El Dorado Hills, CA, 571 5th Street, Lincoln, CA, 1545 River Park Dr. #101 & #200, Sacramento, CA, 1801 Douglas Blvd., Roseville, CA, 6951 Douglas Blvd., Granite Bay, CA, 9050 Fairway Drive, Roseville, CA, 2779 East Bidwell, Folsom, CA, 9610 Bruceville Rd. #100, Elk Grove, CA  and 2761 Del Paso Road, Sacramento, CA.

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

Central California Bank was incorporated under the laws of the State of California on January 13, 1997 and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and became a member of the Federal Reserve System in January 2003. In July 2003, Central Sierra Bank merged into Central California Bank.  Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus counties from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its branches located at 400 E. Olive Ave, Turlock, CA, 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, CA, 18711 Tiffeni Drive, Twain Harte, CA, 22712 Main Street, Columbia, CA, 373 West St. Charles Street, San Andreas, CA, 1239 South Main Street, Angels Camp, CA, 18281 Main Street, Jamestown, CA, 89 Lakewood Mall, Lodi, CA, 11 Ridge Road, Sutter Creek, CA, 87 Highway 26, Valley Springs, CA, 3505 Spangler Lane, Suite 300, Copperopolis, CA and 2525-A McHenry Ave, Modesto, CA and a loan production office located at 1111 Dunbar Road, Arnold, CA.  Central California Bank does not have any affiliates or subsidiaries.

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

  The capital securities are mandatorily redeemable upon maturity of the subordinated debentures on July 31, 2033, or upon earlier redemption as provided in the indenture. For further discussion please see the discussion of subordinated-debt in Footnote 11 of the Consolidated Financial Statements.

Other Information Concerning the Company.    The Company holds no material patents, trademarks, licenses, franchises or concessions.

Banking Services.  The Company is a locally owned and operated bank holding company, and its primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Folsom, Lincoln, Sacramento, Elk Grove, Natomas, Roseville, Rocklin, Granite Bay, Sonora, Twain Harte, Columbia, San Andreas, Jamestown, Sutter Creek, Copperopolis, Valley Springs, Lodi, Modesto, Angels Camp, Auburn, Lakeport, Antioch and the surrounding communities. The Company’s primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

The Company offers a broad range of services to individuals and businesses in its primary service areas with an emphasis upon efficiency and personalized attention. The Company provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of the Company’s subsidiary banks offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll, computer cash management and internet banking including bill payment. The Company’s subsidiary banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement, installment and credit card loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers’ checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offer other customary commercial banking services.

Most of the Company’s deposits are obtained from commercial businesses, professionals and individuals. At December 31, 2004, there was a customer with $35.2 million or 7.0% of total deposits at Western Sierra Bank, a title company deposit customer with $7.1 million or 6.9% of total deposits at Lake Community Bank and a customer with $8.7 million or 10.5% of total deposits at Auburn Community Bank.  There were no other customers with 5% or more of any of the subsidiary banks’ deposits.

Other special services and products include both personal and business economy checking products, business cash management products, mortgage products and financial products (not insured by the FDIC) through Western Sierra Financial Services. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of loans and deposits.

Employees.  At December 31, 2004, the Company and its subsidiaries employed approximately 353 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Bank Dividends to the Company

                The Company is entitled to receive dividends, when and as declared by its subsidiary banks’ boards of directors.  Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code and the U.S. Code.  Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of:(i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).  With the prior approval of the California Department of Financial Institutions (“DFI”) , cash dividends may also be paid out of the greater of: (i) the bank’s retained earnings; (ii) net income for the bank’s last preceding fiscal year; or (iii) net income for the bank’s current fiscal year.  If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend.  Under the U.S. Code, the board of directors of a national bank may declare the payment of dividends from funds legally available, depending upon the earnings, financial condition and cash needs of the bank and general business conditions.  A national bank may not pay dividends from its capital, as dividends must be paid out of net profits then on hand, after deducting losses and bad debts.  The payment of dividends by a national bank is further restricted by federal law, which prohibits a national bank from declaring a dividend on shares of common stock until its surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of the capital stock, until one-tenth of the bank’s net profits of the preceding half-year in the case of quarterly or semi-annual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund.  Moreover, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its retained net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

Amendments to Regulation H and Y for Trust Preferred Securities. The Federal Reserve Board issued a final rule on March 1, 2005 that amends Regulation H and Regulation Y to limit restricted core capital elements (including trust preferred securities) which count as Tier 1 capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Internationally active bank holding companies, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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

Core capital elements are divided between restricted and nonrestricted core capital elements, and the amount of restricted core capital elements that may be included as Tier 1 capital is restricted. The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

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

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Certain Investments

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired.  The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary.  In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations.  The disclosures for investments that are deemed temporarily impaired are included in Note 4 to the consolidated financial statements.  Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company is required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It also includes such loans acquired in purchase business combinations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

Available Information

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

Item 2. Properties

The Company owns the properties of nine depository branches and a corporate headquarters building.  The Company also leases twenty-six other locations (twenty-two branches and four loan production offices) used in the normal course of business located throughout the Company’s service areas. There are no contingent rental payments, and the Company has two sublease arrangements. Total rental expenses under all leases, including premises and equipment, totaled $1,373,000, $1,072,000 and $675,000 in 2004, 2003 and 2002 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2005 and the last such lease expiring during 2019. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

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

The Company entered into a definitive Agreement and Plan of Reorganization and Merger dated November 18, 2004 with Gold Country Financial Services (“Gold Country”) to acquire Gold Country.  Shareholders of Gold Country on March 7, 2005 approved the merger, and completion of the merger is subject to regulatory approval and satisfaction of certain conditions.  In the merger, the Company will assume the debts and obligations of Gold Country including two lawsuits relating to an employee and former employee of Gold Country Bank, a wholly-owned subsidiary of Gold Country.  The plaintiffs in the lawsuits seek damages for various causes of actions and punitive damages, attorney’s fees and costs.  These lawsuits are in the discovery stage, and Gold Country Bank intends to defend the cases vigorously.  Management of the Company does not believe these lawsuits will have a material adverse effect on the Company post-merger.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the period covered by this report.

PART II

Item 5. Market Price & Dividends

The Company common stock is publicly traded on the NASDAQ National Market under the symbol “WSBA”. As of December 31, 2004, there were 1,751 shareholders of record of the Company’s common stock.

The following table shows the high and low bid prices for the common stock for each quarter as reported by NASDAQ. The prices have been adjusted to reflect a three-for-two stock split on May 7, 2004 and a 5% stock dividend on August 8, 2003.

Western Sierra Bancorp

Common Stock Prices

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2004	2004	2004	2004	2003	2003	2003	2003
High	$32.03	$31.57	$34.85	$41.98	$19.70	$21.79	$24.70	$32.16
Low	$27.07	$27.45	$30.00	$33.01	$16.40	$18.59	$20.27	$23.57

Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the three-year period. In addition, the California Financial Code restricts the total dividend payment of any California banking corporation  in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. The Office of the Comptroller of Currency (“OCC”) the Federal Reserve Bank (“FRB”) and The Federal Deposit Insurance Corporation (“FDIC”) also may limit dividends under their supervising authority. At December 31, 2004, the subsidiaries had $29,808,000 in retained earnings available for dividend payments to the Company.

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

The Company has historically not paid any cash dividends to shareholders and does not anticipate paying cash dividends in the foreseeable future.   The $.05 cash dividend in 2000 reported on the Summary of Consolidated Financial Data and Performance Ratios in Item 6 is a result of the pooling of interest with Sentinel Community Bank.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	583,378	$14.44	606,430
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	583,378	$14.44	606,430

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2004	3,000	$28.33	3,000	$2,000,000
2004 Total	3,000	$28.33	3,000	$2,000,000

Item 6. Selected Financial Data

Summary of Consolidated Financial Data and Performance Ratios

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statements of Operations:
Interest income	$63,083	$47,729	$38,895	$35,780	$34,048
Interest expense	11,336	9,626	9,746	13,752	14,595
Net interest income	51,747	38,103	29,149	22,028	19,453
Provision for loan and lease losses	2,710	2,270	2,026	925	380
Non-interest income	10,756	9,677	7,464	5,447	3,745
Non-interest expense	36,379	28,287	23,146	17,876	16,602
Income before income taxes	23,414	17,223	11,441	8,674	6,216
Provision for income taxes	8,378	7,275	3,437	3,238	2,332
Net income	$15,036	$9,948	$8,004	$5,436	$3,884
Financial Ratios:
For the year:
Return on average assets	1.33%	1.21%	1.31%	1.10%	0.91%
Return on average equity	14.95%	15.42%	16.91%	14.47%	12.08%
Net interest margin (1)	5.16%	5.16%	5.34%	5.02%	5.14%
Efficiency ratio (1)	55.2%	56.5%	61.1%	63.2%	69.6%
At December 31:
Average equity to average assets	8.89%	7.83%	7.74%	7.62%	7.51%
Total capital to risk-adjusted assets	12.58%	12.04%	12.68%	14.23%	11.00%
Allowance for loan and lease losses to loans	1.47%	1.40%	1.32%	1.31%	1.33%
Loans and leases to deposits	91.37%	93.88%	92.25%	87.73%	76.68%
Non-performing assets to capital	0.81%	1.66%	2.17%	6.65%	3.10%
Balance Sheet:
Total assets	$1,198,090	$1,035,711	$678,284	$510,622	$474,603
Total loans and leases	$933,505	$818,789	$538,785	$388,434	$329,251
Allowance for loan and lease losses	$13,786	$11,529	$7,113	$5,097	$4,395
Total deposits	$1,022,966	$873,138	$589,373	$448,631	$433,771
Shareholders’ equity	$110,151	$93,437	$54,339	$39,911	$36,137
Share Data:
Common shares outstanding (in thousands) (2)	7,630	7,439	6,279	5,833	5,988
Book value per share (2)	$14.44	$12.56	$8.65	$6.84	$6.03
Basic earnings per share (2)	$1.99	$1.51	$1.31	$0.91	$0.65
Diluted earnings per share (2)	$1.91	$1.44	$1.26	$0.89	$0.64
Cash dividends per share	$—	$—	$—	$—	$0.05

(1)  ratio computed on a fully tax equivalent basis using a marginal tax rate of 35% in 2004 and 34% in all prior years

(2)  prior years are adjusted for stock dividends and splits

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

The Company has been listed on the NASDAQ National Market since 1999 and trades on the NASDAQ exchange (symbol “WSBA”).  The following discussion is designed to provide a better understanding of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.

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

Application of Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company’s most significant accounting policies is contained in Note 1 to the consolidated financial statements. The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses, the estimation of fair value and evaluation of goodwill impairment, which are separately discussed below.

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

The Company’s Audit Committee engages experienced independent loan portfolio review professionals many of which are former bank examiners.  The Audit Committee determines the scope of such reviews and provides the report of findings to management and the Board’s Loan Committee after they have accepted it.  These reviews are supplemented with periodic reviews by the Company’s credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

Estimation of Fair Value. Fair values for the majority of the Company’s available-for-sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions. For trading account assets, fair value is estimated giving consideration to the contractual interest rates, weighted-average maturities and anticipated prepayment speeds of the underlying instruments and market interest rates. (The fair values of residual interests in loans securitized or sold are estimated through the use of a model based on prepayment speeds, weighted-average life, expected credit losses and an assumed discount rate.)  For further discussion of fair values, please see Footnote 19 to the Consolidated Financial Statements.

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

FINANCIAL CONDITION

2004 Compared to 2003

Total assets at December 31, 2004 were $1.2 billion, an increase of $162 million, or 15.7%, over total assets of $1.04 billion at December 31, 2003.  The Company has completed six bank acquisitions since 1999 which has had a significant positive impact on its growth rate.  While management continues to examine the feasibility and financial benefit of other potential bank acquisitions, there are no assurances that such transactions will occur.  If the Company does not complete additional acquisitions, its future balance sheet growth rate will be negatively affected.  Since 1999, the Company has grown $899 million in total assets, with historical growth approximately 48% by acquisition and 52% by internal growth.

Included in accrued interest receivable and other assets on the consolidated balance sheet at December 31, 2004, is bank owned life insurance (BOLI) with a cash surrender value of approximately $13,707,000. In 2004, the BOLI earned a rate of return, net of the cost of insurance, of approximately 5.6% from normal policy accretion in addition to a tax-exempt death benefit of $585,000.

At December 31, 2004, loans were $934 million, an increase of $115 million or 14%, over total loans of $819 million at December 31, 2003. Loan growth was the result of continued marketing efforts and strong demand in our market area.  During 2004, the Company retained approximately $20 million in selected high quality short-term fixed-rate loans originated by Western Sierra Bank’s mortgage department.  These loans would have generated approximately $260,000 in non-interest income had they been sold, which is the Company’s normal practice.  Management believes that the excess yield over overnight funds that will be generated by these loans will offset the lost income of $260,000 within one year of origination of these loans.

Loans averaged $880 million in 2004 as compared to $634 million in 2003, a $246 million or 38.9% increase.  Excluding Loans acquired in the Auburn acquisition in December 2003, average loans increased $135 million or 25% in 2004 as compared to 2003.

While the Company has benefited from operating in growing economic markets and the resulting strong loan demand, there can be no assurances that such demand will continue.  The Company also operates in very competitive markets and competition may result in the loss of key employees that generate revenue as well as negatively effect the pricing of the Company’s products.

Total deposits at December 31, 2004 were $1.02 billion, an increase of $150 million, or 17.2%, over total deposits of $873 million at December 31, 2003. A large portion of the deposit growth occurred in non-interest bearing deposits, which increased 22.7% to $273 million at December 31, 2004.  Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did have an operational cost to the Company of approximately $67,000 for 2004, which resulted in an effective cost of these deposits of approximately 0.19% per annum for 2004.  NOW accounts increased 11.1% to $126 million and money market accounts increased 33% to $200 million at December 31, 2004.  The majority of the Company’s deposits remain local core deposits.  Approximately 3.5% of total deposits have been obtained through institutional or third party sources.

Deposits averaged $958 million in 2004 as compared to $714 million in 2003, a $244 million or 34.2% increase.  Excluding deposits acquired in the Auburn acquisition in December 2003, average deposits increased $105 million or 18% in 2004 as compared to 2003.

At December 31, 2004, the Company had a combined total of $21.5 million in outstanding short and long-term borrowings comprised Federal Home Loan Bank (“FHLB”) borrowings.  The balance at year-end 2004 represents a $850,000 increase over the borrowings outstanding at December 31, 2003.  These funds were borrowed primarily because of strong loan demand at year end as well as management’s desire to take advantage of the historic low rates available which management believes the Company will benefit from in a rising rate environment.  At December 31, 2004, the Company had $36.5 million outstanding in variable rate subordinated debentures, resulting in $1,879,000 in interest expense at a cost of 5.15% per annum.

Total shareholders’ equity at December 31, 2004 was $110.2 million, an increase of $16.8 million over total shareholders’ equity of $93.4 million at December 31, 2003. The increase in equity is due to an increase in retained earnings of  $15 million, an increase in common stock of $1.7 million from the exercise of stock options by employees and directors, and an increase of $36,000 representing unrealized gains on available-for-sale securities. Please see the consolidated statement of changes in shareholders’ equity in the consolidated financial statements for a detailed analysis of these changes.

2003 Compared to 2002

Total assets at December 31, 2003 were $1.04 billion, an increase of $357 million, or 52.7%, over total assets of $678 million at December 31, 2002. This asset growth of $357 million was comprised of $237 million, or 35.0%, from the acquisition of CSB and ACB, and the remaining 17.7% was attributed to internal growth.

Included in accrued interest receivable and other assets on the consolidated balance sheet at December 31, 2003, is bank owned life insurance (BOLI) with a cash surrender value of $13,841,000.  The increase of $9,149,000 over the cash surrender value of $4,692,000 at December 31, 2002 was primarily due to the purchase of $7,790,000 in new policies in connection with an officer supplemental life insurance plan.  In 2003, the BOLI earned a rate of return, net of the cost of insurance, of approximately 5.60%.

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

Total deposits at December 31, 2003 were $873 million, an increase of $284 million, or 48.1%, over total deposits of $589 million at December 31, 2002. Included in the $284 million growth figures is $211 million in deposits acquired in the CSB and ACB acquisitions, which represents 75% of 2003 total deposit growth.  A large portion of the deposit growth occurred in non-interest bearing deposits, which increased 37% to $222 million at December 31, 2003.  Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did have an operational cost to the Company of approximately $111,000 for 2003, which resulted in an effective cost of these deposits of approximately 0.52% per annum for 2003.  NOW accounts increased 68.7% to $114 million and money market accounts increased 122% to $151 million at December 31, 2003.  The majority of the Company’s deposits remain local core deposits.

At December 31, 2003, the Company had a combined total of $20.7 million in outstanding short and long-term borrowings comprised of overnight federal funds advances and longer-term Federal Home Loan Bank (“FHLB”) borrowings.  The balance at year-end 2003 represents a $6.2 million increase over the borrowings outstanding at December 31, 2002.  These funds were borrowed primarily because of strong loan demand at year end as well as management’s desire to take advantage of the historic low rates available which management believes the Company will benefit from in a rising rate environment.  At December 31, 2003, the Company had $36.5 million outstanding in variable rate subordinated debentures, resulting in $1,122,000 in interest expense at a cost of 5.24% per annum.

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

RESULTS OF OPERATIONS

Net Income.  The Company recorded net income of $15.04 million, or $1.91 diluted earnings per share, for the year ended December 31, 2004 compared to net income of $9.95 million, or $1.44 diluted earnings per share, in 2003 and net income of $8.0 million, or $1.26 diluted earnings per share, in 2002.

Included in the 2004 results are after tax charges for amortization of core deposit intangibles of $468,000 or $.06 per diluted share.  The Company also recognized tax-exempt income of approximately $585,000 from a life insurance death benefit in 2004.

Included in the 2003 results are after tax charges for merger expense of $123,000 or $.02 per share, amortization of core deposit intangibles of $258,000 or $.04 per share and a one time charge of $940,000 or $.14 per share to fully reserve for all historical REIT benefits and any expected interest, penalties and professional costs to dissolve the REIT structure.

The increase in net income for each of the three years is generally attributed to increases in net interest income driven by an increase in earning assets and growth in non-interest income, partially offset by an increase in the provision for loan and lease losses and operating expenses.

Net Interest Income and Net Interest Margin.   Total interest income increased from $38.9 million in 2002 to $47.7 million in 2003, and to $63.1 million in 2004, representing a 22.7% increase in 2003 over 2002 and a 32.2% increase in 2004 over 2003. The total interest income increases in the periods discussed were primarily the result of growth in loans and loan fee income.  On a tax equivalent basis, the Company increased interest income by  $18.0 million in 2004 as a result of additional loan balances outstanding offset by a $2.6 million reduction as a result of declining yields in the loan portfolio.  The net result was an increase of $15.4 million in tax equivalent interest income.  In 2003, the Company increased interest income by  $13.0 million as a result of additional loan balances outstanding offset by a $4.2 million reduction as a result of declining rates in the loan portfolio.  The net result was an increase of $8.8 million in tax equivalent interest income.

The loan-to-deposit ratio averaged 92% for the year 2004 as compared to 89% in 2003 and 88% in 2002.  In addition, the Company has benefited from the rate increases in 2004 as evidenced by the percentage of the loan portfolio at rate floors which has dropped to approximately 22% at December 31, 2004 from 46% at December 31, 2003.   At December 31, 2004, management believes the Company’s balance sheet was “asset sensitive”, that is, it is expected that interest margin will expand as prevailing interest rates in the marketplace increase.

Total interest expense decreased from $9.7 million in 2002 to $9.6 million in 2003, and increased to $11.3 million in 2004, representing a 1.2% decrease in 2003 from 2002, and a 17.8% increase in 2004 from 2003. The increase in interest expense in 2004 was due to growth in interest-bearing liabilities.  The Company experienced an increase in interest costs of approximately $2.7 million in 2004 as a result of increased volume in deposits and borrowings, offset in part by a $973,000 reduction from lower rates.  In 2003, the Company saved approximately $3.4 million as a result of declining rates, offset in part by a $3.3 million interest cost increase as a result of increased volume in deposits.

Net interest income for 2004, on a tax equivalent basis, increased by $13.7 million or 35.2% from 2003.  The Company’s net interest margin (on a fully tax equivalent basis) has remained relatively stable during the past three years, initially decreasing to 5.16% in 2003 from 5.34% in 2002 and then stabilizing at 5.16% in 2004. This stabilized margin has occurred during a time when some in the Company’s peer group have experienced significant compression of their margins and a resulting negative effect on net income.  The primary reasons that the Company was able to stabilize its net interest margin during this challenging rate environment are 1) an increase in the loan to deposit ratio 2) the benefit of fixed rate loans and variable rate loans that have come off their contractual interest rate floors and 3) greater percentage of non-interest deposits to total deposits and 4) NOW, Money Market and Savings rates decreased from .76% per annum in 2003 to .72% per annum in 2004 despite an increase in prevailing rates, such as the Fed Fund Rate and Prime Rate, which increased  1.25% during 2004.

The following table presents, for the years indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average earning assets and the resulting yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans, which are not considered material, are included in the calculation of the average balances of loans. Savings deposits include NOW and money market accounts. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent in 2004 and 34 percent in 2003 and 2002 (dollars in thousands).

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Earning assets:
Portfolio loans(1)	$880,156	$59,096	6.71%	$633,641	$44,408	7.01%	$465,359	$34,983	7.52%
Taxable investment securities	50,576	1,688	3.34%	40,239	1,438	3.57%	41,565	2,112	5.08%
Tax-exempt investment securities	34,316	2,402	7.00%	31,000	2,137	6.89%	30,354	2,211	7.28%
Federal funds sold	50,604	707	1.40%	47,640	491	1.03%	21,781	338	1.55%
Interest-bearing deposits in banks	3,541	48	1.36%	1,401	46	3.28%	1,963	82	4.18%
Average earning assets	1,019,193	63,941	6.27%	753,921	48,520	6.44%	561,022	39,726	7.08%
Other assets	124,622			78,775			56,426
Less ALLL	(12,637)			(8,884)			(6,229)
Average total assets	$1,131,179			$823,812			$611,219
Interest-bearing liabilities:
Savings deposits	$364,411	2,627	0.72%	$237,867	1,809	0.76%	$173,328	1,731	1.00%
Time deposits	346,831	6,422	1.85%	305,985	6,444	2.11%	232,638	6,813	2.93%
Other borrowings (2)	62,086	2,287	3.68%	38,133	1373	3.60%	27,201	1,203	4.42%
Average interest-bearing liabilities	773,328	11,336	1.47%	581,985	9,626	1.65%	433,167	9,746	2.25%
Non-interest bearing deposits	246,369			169,855			123,870
Other liabilities	10,888			7,471			6,857
Shareholders’ equity	100,594			64,501			47,325
Average liabilities and equity	$1,131,179			$823,812			$611,219
Net interest spread (3)			4.81%			4.79%			4.83%
Net interest income and margin (4)		$52,605	5.16%		$38,895	5.16%		$29,979	5.34%

(1) Included in portfolio loan interest income is loan fee income of $3,951,000, $2,631,000 and $1,404,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(2) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(3) Net interest spread is calculated by subtracting the cost of average interest-bearing liabilities from yield on average earning assets.

(4) Net interest margin is calculated by dividing net interest income by average earning assets.

The following table sets forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to rate or volume have been allocated to rate. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent in 2004 and 34 percent in 2003 and 2002 (dollars in thousands).

	2004 over 2003			2003 over 2002
	Change in Net Interest			Change in Net Interest
	Income due to			Income due to
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Portfolio loans (1)	$17,277	$(2,589)	$14,688	$12,650	$(3,225)	$9,425
Taxable investment securities	369	(113)	257	(67)	(607)	(674)
Tax exempt investment securities	229	37	266	47	(121)	(74)
Federal funds sold	31	185	216	401	(248)	153
Interest bearing deposits in banks	70	(75)	(5)	(23)	(13)	(36)
Average earning assets	17,976	(2,555)	15,421	13,008	(4,214)	8,794
Interest-bearing liabilities:
Savings deposits	963	(142)	819	645	(568)	77
Time deposits	860	(883)	(23)	2,148	(2,517)	(369)
Other borrowings (2)	862	52	914	483	(313)	170
Total interest-bearing liabilities	2,685	(973)	1,711	3,276	(3,398)	(122)
Net interest differential	$15,291	$(1,581)	$13,710	$9,732	$(816)	$

(1) Included in portfolio loan interest income is the increase in loan fee income of $1,320,000 for 2004 over 2003 and $1,227,000 for 2003 over 2002.

(2) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest income.    Non-interest income increased 11.2%, or $1.1 million, to $10.8 million for 2004 as compared to $9.7 million for 2003. Non-interest income for 2003 increased by $2.2 million or 29.6% from the $7.5 million earned during 2002.

The following table describes the components of non-interest income for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

	NON-INTEREST INCOME
	> 1% of Gross Revenue
	Year Ended December 31,
	2004		2003		2002
	Income	% of Avg Assets	Income	% of Avg Assets	Income	% of Avg Assets
Service charges and fees	$4,708	0.42%	$4,044	0.49%	$2,812	0.46%
Investment service fee income	621	0.05%	100	0.01%	81	0.01%
Gain on sale and packaging of loans	3,793	0.34%	4,730	0.57%	3,995	0.65%
(Loss) gain on sale and call of investment securities, net	(9)	0.00%	18	0.00%	49	0.01%
Other income	1,643	0.15%	785	0.10%	527	0.09%
Total	$10,756	0.95%	$9,677	1.17%	$7,464	1.22%

The increase in non-interest income in 2004 from 2003 and 2002 was primarily from increases in service charges and a $585,000 gain on a life insurance death benefit, which is reported in other income for 2004.   The Company’s mortgage banking activities contributed approximately $1,073,000, $1,426,000 and $1,329,000 in 2004, 2003 and 2002, respectively, to pretax income after allocation of interest and administrative costs incurred to support the mortgage group’s activities.  These amounts represent 4.6%, 8.3% and 11.6%, respectively, of the Company’s consolidated pretax income. While the Company’s mortgage activities have benefited from historically low interest rates, if interest rates where to rise significantly it would have a negative effect on the refinancing activities, which currently comprise 52% of its mortgage business.  The Company obtained approximately 48% of its mortgage business from purchase transactions which management expects the volume on purchase transactions to be less effected by future interest rate increases as the refinance portion.

Service charges and fees increased significantly (16.4%) primarily as a result of adding new accounts both organically and through the acquisition of three banks (CCB, CSB, and ACB) in 2002 and 2003. However service charges as a percentage of average transaction deposits (excludes time deposits) decreased in 2004 to ..77% as compared to .99% in 2003 and .95% in 2002.  This decrease is primarily related to a reduction in NSF (non sufficient funds) fees as the Company has placed greater scrutiny on the quality of new accounts as they opened.

Non-interest expense.    Non-interest expense amounted to $36.4 million in 2004, $28.3 million in 2003 and $23.1 million in 2002.  This represents an increase of $8.1 million, or 28.6%, in 2004 over 2003 and an increase of $5.2 million, or 22.2%, in 2003 when compared to 2002.  The primary reason for the increase in operating expenses in 2004 vs. 2003 is the acquisition of two bank subsidiaries and the resulting cost structure that remained after the accounting, loan administration, compliance, data processing and human resource functions were folded into the Company’s holding company structure.

The Company’s primary measure of its cost containment strategies is the “Efficiency ratio” (total operating expense divided by total tax adjusted revenue), which is a standard measure in the banking industry.  The efficiency ratio is effectively the cost of generating $1 in net revenue (net interest income plus other income).  In 2004, it cost the Company approximately $0.55 to generate $1.00 in net revenue.  As the Company leveraged its cost structure and managed expense growth to a rate slower than growth in net interest income, the Company’s efficiency ratio has improved from 61.1% in 2002 to 56.5% in 2003 and 55.2% in 2004.

The Company continues to believe that to be able to compete in the current environment of increased competition (and the related effect on margins), that it is essential to control operating expenses.  The consolidation of many administrative functions such as purchasing, human resources, advertising, accounting, treasury and data processing are essential in successfully deploying a multi-bank holding company business model.  Management continues to closely monitor this area.

Salaries and benefits have continued to increase due primarily to mortgage commissions, incentives and the addition of ACB, CSB and CCB personnel.  Mortgage commissions decreased 6% in 2004 to $1.99 million from $2.11 million in 2003.   Incentives paid (primarily for loan production and officer performance) increased 13.7% in 2004 to $2.27 million from $1.99 million in 2003. The increase in related revenues more than compensates for increase in employee incentives.

In 2004, other operating expenses increased $1,387,000 over 2003 due to the acquisition of two banks (CSB and ACB) in 2003.  The largest increase within this expense category was amortization of core deposit intangibles, which increased approximately $328,000, or 23.6% of the total increase, over 2003.

The following table describes the components of other non-interest expense as a percentage of average assets for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

	NON-INTEREST EXPENSE
	>1% of Gross Revenue
	Year Ended December 31,
	2004		2003		2002
	Expense	% of Avg Assets	Expense	% of Avg Assets	Expense	% of Avg Assets
Salaries and benefits	$19,915	1.76%	$15,455	1.88%	$12,161	1.99%
Occupancy and equipment	5,783	0.51%	4,746	0.58%	3,705	0.61%
Merger expenses	—	0.00%	186	0.02%	—	0.00%
Professional fees	1,312	0.12%	1,096	0.13%	1,593	0.26%
Insurance	1,298	0.11%	696	0.08%	344	0.06%
Data processing	1,293	0.11%	1,084	0.13%	1,083	0.18%
Stationery and supplies	733	0.06%	623	0.08%	517	0.08%
Advertising/promotion	621	0.05%	364	0.04%	258	0.04%
Other operating expense	5,424	0.50%	4,037	0.49%	3,485	0.57%
Total	$36,379	3.22%	$28,287	3.43%	$23,146	3.79%

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

Management allocated $2,710,000 as a provision for loan and lease losses in 2004, $2,270,000 in 2003 and $2,026,000 in 2002. Loan charge-offs, net of recoveries, were $453,000 in 2004, $494,000 in 2003 and $657,000 in 2002.  The ratio of net loan charge-offs to average gross loans and leases was 0.05% in 2004, 0.08% in 2003 and 0.14% in 2002.  The ratio of the allowance for loan and lease losses to total gross loans and leases was 1.47% in 2004, 1.40% in 2003, and 1.32% in 2002.

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

In management’s opinion, the allowance for loan and lease losses at December 31, 2004 was sufficient to sustain any foreseeable losses in the loan and lease portfolio at that time. However, no assurances can be given that the Company will not sustain substantially higher loan and lease losses.

Income Taxes.    Income taxes were $8.4 million in 2004, $7.3 million in 2003 and $3.4 million in 2002, representing effective tax rates of 35.8%, 42.2% and 30.0%, respectively.  The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses.  The Company’s tax provision is also affected by increases in the Company’s net income in comparison to the relative amount of tax-exempt income. The Company decreased its effective tax rate in 2002 by deploying a series of tax strategies including the purchase of tax-exempt municipal bonds, the funding of enterprise zone loans and the establishment of a real estate investment trust (“REIT”) at Western Sierra National Bank in the first quarter of 2002.    The Company recognized approximately $820,000 in tax benefits, offset in part by approximately $158,000 (on an after tax basis) in professional fees, on its December 31, 2002 financial statements in connection with the REIT.

The Company’s tax rate fell to 35.8% in 2004 largely due a tax exempt death benefit gain of $585,000.  Had this gain not been realized the Company’s effective tax rate would have been approximately 36.7% in 2004 as compared to the average rate during 2003 and 2002 of 37.4%.

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

The Chief Counsel of the Franchise Tax Board, in an announcement released on December 31, 2003, declared the position of the Franchise Tax Board with respect to certain REIT transactions. As a result of that announcement, and after conferring with two independent tax experts in 2003, management made the decision to (i) fully reserve for all state tax benefits previously recognized in 2002 in connection with the REIT and (ii) establish appropriate reserves for related potential costs.  The accrual for this reserve resulted in a reduction in 2003 earnings of approximately $940,000 or $.14 per share.    The Company is not under examination by any taxing authority for this or any other issue.

Liquidity.    A Funds Management Policy has been developed by the Company’s management, and approved by the Company’s Board of Directors, which establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the customers, maintain adequate reserves as required by regulatory agencies and maximize earnings. Liquidity at December 31, 2004 was 12.7%, at December 31, 2003 was 9.6% and at December 31, 2002 was 10.5% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. In addition, the Company substantially increased its borrowing capacity from its correspondent banks in 2004.  At December 31, 2004, the aggregate consolidated unused borrowing capacity of each subsidiary bank and of the Company was approximately $256 million.  Management believes it maintains adequate liquidity levels.

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

The following table summarizes the maturities of investment securities, their carrying value and their weighted average yields at December 31, 2004. Excluded categories are those that are not due at a single maturity date, including government guaranteed mortgage-backed securities, SBA loan pools, and stocks.  Yields on tax-exempt securities have not been computed on a tax-equivalent basis (dollars in thousands).

Available -for-Sale	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	0.00%	$12,459	3.68%	$3,001	4.28%	$1,318	5.23%	$16,778	3.91%
Municipal obligations	102	5.11%	1,522	4.06%	7,908	3.90%	25,060	4.72%	34,592	4.51%
Corporate and other bonds	—	0.00%	—	0.00%	—	0.00%	1,101	9.38%	1,101	9.41%
Total	$102	5.11%	$13,981	3.72%	$10,909	4.00%	$27,479	4.93%	$52,471	4.42%

Held-to-Maturity	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Municipal obligations	$—	0.00%	$—	0.00%	$962	5.04%	$1,419	4.90%	$2,381	4.96%

The following tables summarize the values of the Company’s investment securities held on the dates indicated (dollars in thousands):

	December 31,
	2004	2003	2002
Available-for-Sale (Amortized Cost)
U.S. Government agencies	$39,593	$39,179	$27,958
Municipal obligations	33,197	32,057	28,236
Corporate and other bonds	993	992	1,994
U.S. Treasury	—	2,606	—
Stock and other investments	7,323	3,321	1,830
Total	$81,106	$78,156	$60,018

Available-for-Sale (Fair Value)
U.S. Government agencies	$39,505	$39,136	$28,231
Municipal obligations	34,592	33,412	28,953
Corporate and other bonds	1,101	1,033	2,023
U.S. Treasury	—	2,600	—
Stock and other investments	7,323	3,321	1,831
Total	$82,521	$79,502	$61,038

Held-to-Maturity (Amortized Cost)
U.S. Government agencies	$686	$1,677	$4,618
Municipal obligations	2,381	2,381	3,383
Total	$3,067	$4,058	$8,001

Held-to-Maturity (Fair Value)
U.S. Government agencies	$698	$1,697	$4,670
Municipal obligations	2,504	2,522	3,533
Total	$3,202	$4,219	$8,203

Loan and Lease Portfolio.    The Company experienced an increase of approximately 17.1% in loan production during 2004 over 2003.  Non-performing assets totaled $889,000 or .07% of total assets, compared to $1,554,000 or .15% of total assets at December 31, 2003. Management believes that all of the Company’s asset quality ratios compare favorably with its peer group. The allowance for loan and lease losses totaled $13.8 million, equaling 1.47% of loans and leases outstanding, compared to $11.5 million, or 1.40%, a year ago.

The Company’s largest historical lending categories are real estate secured and commercial loans. These categories accounted for approximately 85.3% and 12.8%, respectively, of the total loan portfolio at December 31, 2004, and approximately 84.5% and 13.4%, respectively, of the total loan portfolio at December 31, 2003. Loans are carried at face amount, less payments collected and the allowance for loan and lease losses. Interest on all loans and leases is accrued monthly on a simple interest basis. Typically, once a loan or lease is placed on non-accrual status, the Company reverses interest accrued through the date of the transfer. Loans and leases are placed on non-accrual status when principal or interest on a loan or lease is past due 90 days or more, unless the loan or lease is both well secured and in the process of collection. Interest actually received for loans and leases on non-accrual status is recognized as income at the time of receipt for loans and leases for which the ultimate collectibility of principal is not in doubt.  Problem loans are maintained on accrual status only when management is confident of full repayment within a reasonable period of time.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate varies. At December 31, 2004 and 2003, approximately 56% and 31%, respectively, of the loan portfolio was comprised of variable rate loans that were not at contractual floors.  This decrease was due to rates coming off their contractual floors as interest rates increased in 2004.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands).

	December 31,
	2004		2003		2002		2001		2000
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Real estate mortgage	$600,108	64.3%	$495,948	60.6%	$311,030	57.7%	$235,981	60.8%	$217,095	65.95%
Real estate construction	199,140	21.3%	195,889	23.9%	124,726	23.1%	72,051	18.5%	59,106	18.0%
Commercial	119,823	12.8%	109,685	13.4%	88,084	16.3%	64,931	16.7%	38,854	11.8%
Lease financing	1,768	0.2%	2,016	0.2%	3,325	0.6%	3,496	0.9%	3,982	1.2%
Installment	4,160	0.4%	5,795	0.7%	4,630	0.9%	4,461	1.1%	6,051	1.8%
Agriculture	11,514	1.3%	12,185	1.5%	8,540	1.7%	8,574	2.3%	5,025	1.6%
Less deferred fees	(3,008)	-0.3%	(2,729)	-0.3%	(1,551)	-0.3%	(1,060)	-0.3%	(862)	-0.3%
Total loans	933,505	100.0%	818,789	100.0%	538,784	100.0%	388,434		329,251	100.0%
Less provision for loan and lease losses	(13,786)		(11,529)		(7,113)		(5,097)		(4,395)
Net loans	$919,719		$807,260		$531,671		$383,337		$324,856

Real Estate Loans.    Real estate loans are primarily made for the purpose of purchasing, refinancing, improving or constructing family residences as well as commercial and industrial properties.

At December 31, 2004, approximately $86 million of the Company’s commercial real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative commercial buildings and the remaining $14 million consisted of loans secured by first trust deeds on the construction of owner occupied commercial buildings.  The minimum loan to appraised value is generally 80% for conforming real estate loans, 75% for construction, 75% for nonconforming real estate and 75% for commercial real estate loans. Commercial construction loans are generally written with terms of 12 to 18 months.  The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the leasing of the project at projected lease rates within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Company’s lending areas.  To date, the Company has not suffered any significant losses through its speculative commercial real estate construction loans.

At December 31, 2004, approximately $46 million of the Company’s single family real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative single family dwellings and the remaining $47 million consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings.  Single family construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower’s inability to complete and sell the project, the borrower’s incorrect estimate of necessary construction funds and/or time for completion and economic changes, including depressed real estate values and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records. To date the Company has not suffered any significant losses through its speculative single-family real estate construction loans.

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

Mortgage Loans.  Mortgage loans are generated by the Company’s Mortgage Division for the purpose of resale in the secondary market.   The loans are Fannie Mae and Freddie Mac conforming product and are sold by the Company without retaining servicing rights. Purchase transactions accounted for approximately 48% of dollars funded in 2004, with the balance refinance transactions. Management expects rising rates would have a negative effect on the Mortgage Division’s volume, especially in refinance activity.  Sales generated $3.8 million in fees to the Company in 2004 and $4.7 million in 2003.

Loan Commitments.    In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2004, the Company had $211.7 million in unfunded commercial real estate loan commitments that are secured by real estate and $54.1 million in unfunded commercial commitments that are secured by collateral other than real estate or are unsecured.  In addition, the Company had $40.3 million in other unused commitments. The Company’s undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represent undisbursed funding on construction projects in process. Mortgage loan commitments represent approved but unfunded mortgage loans in connection with the Company’s mortgage banking business.

Based upon prior experience and prevailing economic conditions, it is anticipated that approximately 60% of the commitments at December 31, 2004 will be exercised during 2005.

Maturity Distribution.    The following table sets forth the maturity of certain loan categories as of December 31, 2004. Excluded categories are residential mortgages of 1-4 family residences, personal installment loans and lease financing. Also provided with respect to included loans are the amounts due after one year, classified according to sensitivity to changes in interest rates (dollars in  thousands).

	Within One Year	After One Through Five Years	After Five Years	Total
Commercial and agricultural	$60,823	$42,195	$28,320	$131,337
Real Estate—construction	155,862	25,794	17,485	199,140
	$216,685	$67,989	$45,805	$330,477
Loans maturing after one year with:
Fixed interest rates		12,266	$1,275	$13,541
Variable interest rates		55,723	44,530	100,252
		67,989	$45,805	$113,793

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

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated (dollars in thousands).

	December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans and leases	$889	$1,554	$692	$2,656	$1,121
Accruing loans and leases past due 90 days or more	—	—	—	—	—
Restructured loans and leases (in compliance with modified terms)	—	—	—	—	—
Total nonperforming loans and leases	889	1,554	692	2,656	1,121
Other real estate	—	—	489	—	—
Total nonperforming assets	$889	$1,554	$1,181	$2,656	$1,121
Nonperforming loans and leases to total loans and leases	0.10%	0.19%	0.13%	0.68%	0.34%
Nonperforming assets to total assets	0.07%	0.15%	0.17%	0.52%	0.24%
Allowance for loan and lease losses to nonperforming assets	15.51	7.42	6.02	1.92	3.92
Allowance for loan and lease losses to nonperforming loans and leases	15.51	7.42	10.28	1.92	3.92

The following table provides certain information for the years indicated with respect to the Company’s allowance for loan and lease losses as well as charge-off and recovery activity (dollars in thousands).

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of period	$11,529	$7,113	$5,097	$4,395	$3,794
Charge-offs:
Commercial	499	562	335	-	116
Real estate mortgage	—	—	89	151	171
Real estate construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Installment	40	50	55	27	62
Agriculture	—	—	257	137	—
Total charge-offs	539	612	736	315	349
Recoveries:
Commercial	79	83	47	36	169
Real estate mortgage	—	15	2	37	382
Real estate construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Installment	7	6	20	19	19
Agriculture	—	14	10	—	—
Total recoveries	86	118	79	92	570
Net charge-offs (recoveries)	453	494	657	223	(221)
Allowance acquired	—	2,640	647
Provision for loan and lease losses	2,710	2,270	2,026	925	380
Balance at end of period	$13,786	$11,529	$7,113	$5,097	$4,395
Net charge-offs (recoveries) during the period to average loans	0.05%	0.08%	0.14%	0.06%	-0.06%
Allowance for loan and lease losses to total loans	1.47%	1.40%	1.32%	1.31%	1.33%

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

It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at December 31, 2004 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans and leases in excess of the allowance may be required in future periods. The provision for loan and lease losses reflects an accrual sufficient to cover projected potential charge-offs.  The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan and lease portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

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

The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur (dollars in thousands):

	Year Ended December 31
	2004		2003		2002		2001		2000
	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans
Real estate mortgage	$6,743	65%	$6,145	61%	$3,888	58%	$2,118	66%	$1,442	57%
Real estate construction	2,295	21%	1,926	24%	1,187	23%	739	18%	392	15%
Commercial	3,438	13%	2,514	13%	1,513	16%	850	12%	732	19%
Lease financing	26	0%	24	0%	39	1%	35	1%	40	1%
Installment and other	100	0%	103	1%	115	1%	81	2%	90	3%
Agriculture	68	1%	106	1%	49	1%	267	1%	50	5%
Unallocated	1,116	—	711	—	322	—	1,007	—	1,649	—
Total	$13,786	100%	$11,529	100%	$7,113	100%	$5,097	100%	$4,395	100%

Deposit Structure.    Deposits represent the Company’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company has experienced some seasonality, with the slower growth period from November through April and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The unused borrowing capacity of the Company was approximately $256 million and $83 million at December 31, 2004 and 2003 respectively.

The following chart sets forth the distribution of the Company’s average daily deposits and yields for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2004		2003		2002
	Amount	Yield	Amount	Yield	Amount	Yield
Non-interest bearing	$246,369	0.00%	$169,855	0.00%	$123,870	0.00%
Savings	78,310	0.39%	55,741	0.54%	37,627	0.87%
NOW & money market	286,101	0.79%	182,126	0.82%	135,701	1.04%
Time deposits	346,831	1.85%	305,985	2.11%	232,638	2.93%
Total deposits	$957,611	0.94%	$713,707	1.16%	$529,836	1.61%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2004 (dollars in thousands):

Amount
Remaining Maturity:
Three months or less	$77,946
Over three months to six months	40,679
Over six months to 12 months	48,344
Over 12 months	18,967
Total	$185,936

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee and is considered to be minimal.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2004 commitments to extend credit and sell mortgage loans were the Company’s only financial instruments with off-balance sheet risk.  Loan commitments increased to $329 million from $259.8 million at December 31, 2003. The commitments represent 35.2% of the total loans outstanding at December 31, 2004 versus 31.7% at December 31, 2003.   Management believes that the available liquid funds are adequate to fund this increase in commitments as they become due.

he following chart summarizes certain contractual obligations, as well as the expected cash payments of such obligations, of the Company as of December 31, 2004:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
FHLB loans	$19,500	$2,000	$—	$—	$21,500
Subordinated debt	—	—	—	36,496	36,496
Operating lease obligations	1,725	3,620	2,657	5,972	13,974
Deferred compensation (1)	157	378	441	1,451	2,427
Supplemental retirement plans (1)	50	101	101	136	388
Investment in limited partnership (2)	717	—	—	—	717
Total contractual obligations	$22,149	$6,099	$3,199	$44,055	$75,502

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

Item 7a. Quantitative & Qualitative Disclosure About Market Risk

As a financial institution, the Company’s primary market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities and the market value of all interest earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company’s interest-earning assets and interest bearing liabilities are located at the Bank level, all significant interest rate risk management procedures are performed at this level. Based upon the nature of their operations, the Banks are not subject to foreign currency exchange or commodity price risk. The Banks’ real estate loan portfolios, concentrated primarily within northern California, are subject to risks associated with the local economies.

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

The Company’s net interest margin (on a fully tax equivalent basis) has remained stable overall during the past three years, initially decreasing to 5.16% in 2003 from 5.34% in 2002 and then stabilizing at 5.16% in 2004.  The Company deployed an interest rate risk measurement tool in 2003 that measures the sensitivity of every major asset and liability category on an individual basis to appropriately model the expected effect of changes in interest rates on these financial instruments.  The output of this model indicates that the Company’s balance sheet as of December 31, 2004 is “asset sensitive”, that is it will grow net interest income and interest margin as rates move up and will experience a decline in net interest income and margin if rates were to fall.

Management believes that longer term municipal bonds, fixed rate loans, and loans at contractual floors benefited the Company’s interest margin in 2002 and 2003 as market rates of interest fell and the yields on these assets were not as affected as instruments that move freely with changes in interest rates.  During 2004, as rates increased the loans at floors did not reprice as quickly, however these loans, which comprised approximately 46% of the portfolio at December 31, 2003 fell to approximately $205 million or 22% of it’s loan portfolio at December 31, 2004, given the increase in prevailing market rates.  At December 31, 2004 variable rate loans that have reached a contractual floor (approximately 22%) and fixed rate loans comprised approximately 44% of the loan portfolio with the remaining 56% comprised of variable rate loans that will move freely with changes in the associated index rate.

Management believes that the Company is well positioned given that it has a relatively strong interest margin and is asset sensitive in what management believes is a rising rate environment.

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest bearing liabilities as of December 31, 2004.  The estimates are derived from an asset/liability management model deployed in 2003.  There are numerous underlying assumptions that management believes are accurate, but if they are inaccurate could have an impact to the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on January 1, 2005).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$61,721	$7,060	12.92%
200 basis point rise	59,463	4,803	8.79%
100 basis point rise	57,096	2,436	4.46%
50 basis point rise	55,890	1,230	2.25%
Base scenario	54,660	0	0.00%
50 basis point decline	52,905	(1,755)	-3.21%
100 basis point decline	51,402	(3,257)	-5.96%
200 basis point decline	48,542	(6,118)	-11.19%

	Ramp Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$57,056	$2,396	4.38%
200 basis point rise	56,289	1,629	2.98%
100 basis point rise	55,482	823	1.50%
50 basis point rise	55,075	414	0.76%
Base scenario	54,660	0	0.00%
50 basis point decline	53,931	(729)	-1.33%
100 basis point decline	53,262	(1,399)	-2.56%
200 basis point decline	52,088	(2,575)	-4.71%

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

The following table shows management’s estimate how the loan portfolio is broken out between variable, variable at floor, and fixed rate loans.  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower without penalty if the borrower chooses to do so.  The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision (dollars in thousands).

Loans	Balance	% of Total
Variable	$521,906	56%
Variable at Floor*	205,469	22%
Fixed	209,138	22%
Total Gross Loans	$936,513	100%

*Variable Loans at Floor
	Coming off Floor		Repricing Schedule
Rate Increase Scenarios	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$179,209	87%	$25,645	$48,318	$43,642	$17,669	$43,936	$179,209
100 bps	9,224	4%	5,324	3,297	603	0	0	9,224
>100 bps	17,036	8%	11,948	1,343	1,978	352	1,414	17,036
Total at Floor	$205,469	100%	$42,917	$52,959	$46,223	$18,021	$45,350	$205,469

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

As of December 31, 2004, the Company’s and its subsidiary banks’ capital ratios exceeded applicable minimum regulatory requirements. The following tables present the capital ratios for the Company and the Banks compared to the standards for bank holding companies and well capitalized depository institutions as of December 31, 2004 (amounts in thousands except percentage amounts).

	The Company
	Actual Capital	Ratio	Minimum Capital Requirement
Leverage	$113,605	9.5%	4.0%
Tier 1 Risk-Based	$113,605	11.3%	4.0%
Total Risk-Based	$126,138	12.6%	8.0%

	The Banks
									Well	Minimum
	WSNB Actual		LCB Actual		CCB Actual		ACB Actual		Capitalized	Capital
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio	Ratio	Requirement
Leverage	$48,043	8.6%	$11,253	9.6%	$33,570	8.5%	$9,370	7.3%	5.0%	4.0%
Tier 1 Risk-Based	$48,043	9.9%	$11,253	10.5%	$33,570	11.0%	$9,370	9.0%	6.0%	4.0%
Total Risk-Based	$54,084	11.2%	$12,593	11.8%	$37,374	12.3%	$10,670	10.3%	10.0%	8.0%

The current and projected capital positions of the Company and its Banks and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s policy is to maintain ratios above the prescribed well-capitalized ratios at all times.

Shareholders’ Equity.    The shareholders’ equity of the Company increased from $54.3 million at December 31, 2002 to $93.4 million at December 31, 2003 and to $110.2 million at December 31, 2004.  These increases are attributable to retained earnings, the exercise of stock options, stock issued in acquisitions and adjustments for unrealized gains and losses on available-for-sale investment securities offset in part by stock repurchases by the Company. The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk weighting and other factors.

Unaudited Quarterly Statement of Operations Data

(dollars in thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4		Q3	Q2	Q1
	2004	2004	2004	2004	2003		2003	2003	2003
Net interest income	$13,715	$13,165	$12,587	$12,280	$11,090		$10,137	$8,592	$8,284
Provision for loan and lease losses	(800)	(600)	(600)	(710)	(615)		(600)	(530)	(525)
Other operating income	2,927	2,546	2,713	2,570	2,426		2,937	2,259	2,055
Other operating expenses	9,826	8,915	8,910	8,728	7,885		7,789	6,438	6,175
Income before income taxes	6,016	6,196	5,790	5,412	5,016		4,685	3,883	3,639
Provision for income taxes	1,975	2,347	2,109	1,947	2,774	*	1,729	1,421	1,352
Net income	$4,041	3,849	3,681	3,465	2,242		2,956	2,462	2,287
Per share:
Basic earnings per share	$0.53	$0.51	$0.49	$0.46	$0.32		$0.43	$0.39	$0.36
Diluted earnings per share	$0.51	$0.49	$0.47	$0.44	$0.30		$0.41	$0.37	$0.35

*The 4th Quarter 2003 provision for income taxes is significantly higher than other quarters due to a one time charge of $940,000 to fully reserve for all historical REIT benefits and any expected interest, penalties and professional costs to dissolve the REIT structure.

Item 8. Financial Statements & Supplementary Data

Financial Statements.    The following consolidated financial statements of the Company and its subsidiaries, and independent auditor’s report are included in the Annual Report of The Company to its shareholders for the years ended December 31, 2004, 2003 and 2002.

Consolidated Financial Statements of Western Sierra Bancorp and Subsidiaries
Consolidated Balance Sheet as of December 31, 2004 and 2003
Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Cash and due from banks	$29,975	$38,584
Federal funds sold	74,630	17,380
Cash and Cash Equivalents	104,605	55,964
Interest-bearing deposits in banks	1,200	4,198
Loans held for sale	2,685	940
Trading securities (Note 4)	42	28
Available-for-sale investment securities (Notes 4 and 9)	82,521	79,502
Held-to-maturity investment securities (Notes 4 and 9)	3,067	4,058
Loans and leases, less allowance for loan and lease losses of $13,786 in 2004 and $11,529 in 2003 (Notes 5, 9, 10 and 15)	919,719	807,260
Premises and equipment, net (Note 6)	20,808	19,591
Goodwill (Notes 2 and 3)	28,286	28,384
Other intangible assets (Notes 2 and 3)	5,627	6,347
Accrued interest receivable and other assets (Notes 7, 14 and 16)	29,530	29,439
	$1,198,090	$1,035,711
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$272,250	$221,898
Interest bearing (Note 8)	750,716	651,240
Total deposits	1,022,966	873,138
Short-term borrowings (Notes 4, 5 and 9)	19,500	10,500
Long-term debt (Notes 4, 5 and 9)	2,000	10,150
Subordinated debentures (Note 11)	36,496	36,496
Accrued interest payable and other liabilities (Note 7)	6,977	11,990
	1,087,939	942,274
Commitments and contingencies (Note 10)
Shareholders’ equity (Note 12):
Preferred stock—no par value; 15,000,000 shares authorized; none issued	—	—
Common stock—no par value; 15,000,000 shares authorized; issued— 7,629,762 shares in 2004 and 7,439,030 shares in 2003	68,125	66,459
Retained earnings	41,109	26,097
Accumulated other comprehensive income, net of taxes (Notes 4 and 17)	917	881
Total shareholders’ equity	110,151	93,437
	$1,198,090	$1,035,711

The accompanying notes are an integral

part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	2004	2003	2002
Interest income:
Interest and fees on loans and leases	$59,078	$44,344	$34,904
Interest on Federal funds sold	707	491	338
Interest on investment securities:
Taxable	1,688	1,438	2,112
Exempt from Federal income taxes	1,562	1,410	1,459
Interest on deposits in banks	48	46	82
Total interest income	63,083	47,729	38,895
Interest expense:
Interest on deposits (Note 8)	9,049	8,253	8,544
Interest on borrowings (Note 9)	408	251	215
Interest on subordinated debentures (Note 11)	1,879	1,122	987
Total interest expense	11,336	9,626	9,746
Net interest income before provision for loan and lease losses	51,747	38,103	29,149
Provision for loan and lease losses (Note 5)	2,710	2,270	2,026
Net interest income after provision for loan and lease losses	49,037	35,833	27,123
Non-interest income:
Service charges and fees	4,708	4,044	2,812
Investment service fee income	621	100	81
Gain on sale and packaging of residential mortgage and government-guaranteed commercial loans	3,793	4,730	3,995
(Loss) gain on sale and call of investment securities, net (Note 4)	(9)	18	49
Other income	1,643	785	527
Total non-interest income	10,756	9,677	7,464
Non-interest expenses:
Salaries and employee benefits (Notes 5 and 16)	19,915	15,455	12,161
Occupancy (Notes 6 and 10)	3,112	2,413	1,678
Equipment (Note 6)	2,671	2,333	2,027
Other expenses (Note 13)	10,681	8,086	7,280
Total other expenses	36,379	28,287	23,146
Income before income taxes	23,414	17,223	11,441
Provision for income taxes (Note 14)	8,378	7,275	3,437
Net income	$15,036	$9,948	$8,004
Basic earnings per share (Note 12)	$1.99	$1.51	$1.31
Diluted earnings per share (Note 12)	$1.91	$1.44	$1.26

 The accompanying notes are an integral

part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

					Accumulated
					Other
					Compre-
					hensive	Total	Total
			Unearned		Income	Share-	Compre-
	Common Stock		ESOP	Retained	(Loss)	holders’	hensive
	Shares	Amount	Shares	Earnings	(net of taxes)	Equity	Income
Balance, January 1, 2002	5,290,479	$20,926	$(400)	$19,600	$(215)	$39,911
Comprehensive income (Note 17):
Net income				8,004		8,004	$8,004
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities					884	884	884
Total comprehensive income							$8,888
Stock issued in CCB acquisition (Note 2)	378,272	4,998				4,998
Stock options exercised and related tax benefit	35,949	278				278
5% stock dividend	283,176	4,861		(4,861)
Fractional shares				(31)		(31)
Repurchase and retirement of common stock (Note 12)	(7,500)	(105)				(105)
Earned ESOP shares (Note 16)			400			400
Balance, December 31, 2002	5,980,376	30,958	—	22,712	669	54,339
Comprehensive income (Note 17):
Net Income				9,948		9,948	$9,948
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities					212	212	212
Total comprehensive income							$10,160
Stock issued in CSB acquisition (Note 2)	606,260	12,702				12,702
Stock issued in ACB acquisition (Note 2)	524,964	15,973				15,973
Stock options exercised and related tax benefit	31,589	296				296
5% stock dividend	295,841	6,530		(6,530)
Fractional shares				(33)		(33)
Balance, December 31, 2003	7,439,030	66,459	$—	26,097	881	93,437
Comprehensive income (Note 17):
Net income				15,036		15,036	$15,036
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities (Note 4)					36	36	36
Total comprehensive income							$15,072
Stock options exercised and related tax benefit	193,732	1,751				1,751
Fractional shares				(24)		(24)
Repurchase and retirement of common stock (Note 12)	(3,000)	(85)				(85)
Balance, December 31, 2004	7,629,762	$68,125	$—	$41,109	$917	$110,151

	2004	2003	2002
Disclosure of reclassification amount, net of taxes (Note 17):
Unrealized holding gains arising during the year	$30	$224	$916
Less: reclassification adjustment for (loss) gains included in net income	(6)	12	32
Net unrealized holding gains on available-for-sale investment securities	$36	$212	$884

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$15,036	$9,948	$8,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,710	2,270	2,026
Depreciation and amortization	3,080	2,372	1,963
Deferred loan and lease origination fees, net	279	427	326
Amortization of investment security premiums, net of accretion of discount	833	629	290
Loss (gain) on sale and call of available-for-sale investment securities	9	1	(49)
Gain on called held-to-maturity investment securities	—	(19)	—
Increase in trading securities	(14)	(10)	(2)
Loss on sale of equipment	—	—	197
Gain on sale of other real estate	—	(1)	(84)
Gain on life insurance death benefit	(585)
Increase in cash surrender value of life insurance policies	(780)	(483)	(159)
Compensation cost associated with the ESOP	150	325	400
Provision for deferred income taxes	935	(2,011)	(78)
(Increase) decrease in loans held for sale	(1,745)	3,986	202
Decrease (increase) in accrued interest receivable and other assets	(602)	(3,255)	1,088
(Decrease) increase in accrued interest payable and other liabilities	(5,013)	6,397	(189)
Net cash provided by operating activities	14,293	20,576	13,935

Cash flows from investing activities:
Cash acquired in acquisitions	—	41,132	9,234
Proceeds from sale and call of available-for-sale investment securities	2,699	601	2,738
Proceeds from called held-to-maturity investment securities	—	2,670	589
Proceeds from matured available-for-sale investment securities	2,545	23,741	2,045
Proceeds from matured held-to-maturity investment securities	500	500	543
Purchases of available-for-sale investment securities	(22,160)	(46,420)	(5,996)
Purchases of held-to-maturity investment securities	—	—	(507)
Principal repayments received from available-for-sale SBA loan pools and government- guaranteed mortgage-backed securities	13,149	11,641	8,759
Principal repayments received from held-to-maturity mortgaged-backed securities	485	753	1,569
Net decrease in interest-bearing deposits in banks	2,998	3,284	1,287
Proceeds from sale of other real estate	—	141	1,227
Net increase in loans and leases	(115,448)	(121,285)	(105,829)
Proceeds from the sale of premises and equipment	18	9	37
Purchases of premises and equipment	(3,595)	(1,498)	(5,236)
Proceeds from life insurance death benefit	1,499	—	—
Purchase of cash surrender value life insurance policies	—	(7,790)	(1,658)
Net cash used in investing activities	(117,310)	(92,521)	(91,198)

(Continued)

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$115,396	$74,656	$61,896
Net increase (decrease) in time deposits	34,432	(2,090)	17,377
Net increase (decrease) in short-term borrowings	9,000	(4,000)	12,200
Net (decrease) increase in long-term debt	(8,150)	2,500	—
Proceeds from ESOP borrowings	150	325	—
Repayment of ESOP borrowings	(150)	(325)	(400)
Purchase of unearned ESOP shares	(150)	(325)	—
Issuance of subordinated debentures	—	20,000	—
Repurchase of common stock	(85)	—	(105)
Redemption of fractional shares	(24)	(33)	(31)
Proceeds from the exercise of stock options	1,240	237	252
Net cash provided by financing activities	151,659	90,945	91,189
Increase in cash and cash equivalents	48,641	19,000	13,926
Cash and cash equivalents at beginning of year	55,964	36,964	23,038
Cash and cash equivalents at end of year	$104,605	$55,964	$36,964

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$11,156	$9,465	$9,769
Income taxes	$11,042	$6,945	$3,215

Non-cash investing activities:
Real estate acquired through foreclosure	$—	$—	$1,632
Net change in unrealized gain on available-for-sale investment securities	$69	$326	$1,346

Supplemental schedules related to acquisitions (Note 2):
Deposits	$—	$211,199	$61,469
Long-term debt	—	7,650	—
Other liabilities	—	2,017	385
Interest-bearing deposits in banks	—	(5,698)	(2,675)
Available-for-sale investment securities	—	(8,292)	—
Held-to-maturity investment securities	—	—	(3,032)
Loans, net	—	(156,652)	(46,489)
Premises and equipment	—	(4,048)	(280)
Intangibles	—	(30,759)	(4,247)
Other assets	—	(2,960)	(895)
Stock issued	—	28,675	4,998
Cash acquired, net of cash paid to shareholders	$—	$41,132	$9,234

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

The Company has completed three acquisitions during the three-year period ended December 31, 2004 as described in Note 2.  Each of these acquisitions was accounted for under the purchase method of accounting and accordingly their results of operations have been included in the consolidated financial statements since the date of acquisition.

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

In November 2004, the Company entered into a definitive merger agreement to acquire Gold Country Financial Services, the holding company for Gold Country Bank, headquartered in Marysville, California. Under the terms of the agreement, Gold Country Bank will merge into WSNB in a stock and cash deal valued at approximately $23.1 million.  The transaction is expected to close by April 2005.  Shareholders of Gold Country on March 7, 2005 approved the merger, and completion of the merger is subject to regulatory approval and satisfaction of certain conditions.

The combination of Gold Country Bank, with over $140 million in assets and five branch locations will result in consolidated assets of over $1.3 billion for the Company, which will then have 35 branch locations.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained.  A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale.  A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date.  However, there were no sales of loans subject to these recourse provisions at December 31, 2004, 2003 or 2002.  SBA loans with unpaid balances of $2,793,000 and $4,554,000 were being serviced for others at December 31, 2004 and 2003, respectively.

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

In addition, participations in commercial loans totaling $12,612,000 and $6,943,000 were serviced for others as of December 31, 2004 and 2003, respectively.  These loans were sold without recourse and, therefore, their balances are not included in the consolidated balance sheet.

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

Interest income on impaired loans, if applicable, is recognized on a cash basis.

Loan and lease origination fees, commitment fees, direct loan and lease origination costs and purchase premiums and discounts on loans and leases are deferred and recognized as an adjustment of yield, to be amortized to is reported as a component of net loans and leases.

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

The allowance is established through a provision for loan and lease losses, which is charged to expense.  Additions to the allowance for loan and lease losses are expected to maintain the adequacy of the total allowance for loan and lease losses after credit losses and loan and lease growth.  The allowance for loan and lease losses at December 31, 2004 and 2003, respectively, reflects management’s estimate of possible losses in the portfolio.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate, which is included in other expenses.  Subsequent gains or losses on sales or write downs resulting from permanent impairments are recorded in other income or expense as incurred.  On the consolidated balance sheet, other real estate is included in accrued interest receivable and other assets.  The Company did not hold any other real estate at December 31, 2004 and 2003.

Premises and Equipment

Premises and equipment are carried at cost.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of premises are estimated to be thirty to forty years.  The useful lives of furniture, fixtures and equipment are estimated to be one to fifteen years.  Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.  The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Goodwill

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

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.  Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

Stock-Based Compensation

At December 31, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 12.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	December 31,
	2004	2003	2002
Net earnings — as reported	$15,036	$9,948	$8,004
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(894)	(702)	(654)
Net earnings — pro forma	$14,142	$9,246	$7,350

Basic earnings per share — as reported	$1.99	$1.51	$1.31
Basic earnings per share — pro forma	$1.87	$1.40	$1.20

Diluted earnings per share — as reported	$1.91	$1.44	$1.26
Diluted earnings per share — pro forma	$1.80	$1.35	$1.18

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	December 31,
	2004	2003	2002
Dividend yield (not applicable)
Expected volatility	19.81%	23.11%	134.50%
Risk-free interest rate	3.90% - 4.63%	3.95% - 4.50%	4.81% - 5.16%
Expected option life	10 years	10 years	10 years
Weighted average fair value of options granted during the year	$12.00	$8.41	$8.64

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment of Certain Investments

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired.  The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary.  In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations.  The disclosures for investments that are deemed temporarily impaired are included in Note 4 to the consolidated financial statements.  Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company is required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It also includes such loans acquired in purchase business combinations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial position or results of operations.

2.                                    MERGERS AND ACQUISITIONS

During 2003, the Company acquired Auburn Community Bank (ACB) and Central Sierra Bank (CSB) each through a merger and tax-free reorganization.  ACB became a wholly-owned subsidiary of the Company and CSB was merged into Central California Bank.  These acquisitions were completed because management believes that their combined performance exceeds what each entity could accomplish independently and furthers the Company’s expansion throughout Northern California.  Total consideration paid to each entity acquired was determined through extensive negotiation supported by internal modeling, which management believes will result in earnings per share accretion to the Company’s shareholders within twelve months of each acquisition date.  The funds required to pay the cash portion of the consideration for these mergers was generally obtained through the issuance of trust preferred securities (see Note 11).

The following table summarizes the terms of each acquisition (dollars in thousands):

	ACB	CSB
Date of acquisition	December 13, 2003	July 11, 2003
Common stock issued	524,964	606,260
Value of common stock issued	$15,900	$12,700
Cash paid	$6,500	$10,700
Total consideration	$22,400	$23,400
Goodwill recorded	$14,500	$11,600
Core deposit intangible recorded	$1,800	$2,900

3.                                  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2004 and 2003, goodwill totaled $28,286,000 and $28,384,000, respectively.  No goodwill amounts are deductible for tax purposes because each transaction was a tax-free reorganization.  Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the Company determined that no impairment charge was required for the years ended December 31, 2004 and 2003.   The balance as of December 31, 2004 has decreased by $98,000 from the prior year-end due to final adjustments made during the allocation period related to the ACB merger in accordance with SFAS No. 141.

                                          Other Intangible Assets

Intangible assets are comprised of core deposit intangibles totaling $7,198,000, net of accumulated amortization of $1,571,000 and $851,000, at December 31, 2004 and 2003, respectively.  The remaining balance will be amortized over a weighted average period of 8.2 years.  Amortization expense for the next five years is estimated as follows:

Year Ending	Amortization
December 31,	Expense
2005	$720
2006	720
2007	678
2008	666
2009	665

4.             TRADING AND INVESTMENT SECURITIES

Trading Securities

The estimated market value of trading securities at December 31, 2004 and 2003 totaled $42,000 and $28,000, respectively.  Net unrealized appreciation on trading securities of $14,000, $10,000 and $2,000 was included in other income for the years ended December 31, 2004, 2003 and 2002, respectively.  There were no sales or transfers of trading securities for the years ended December 31, 2004, 2003 and 2002.

Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

Available-for-Sale:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$19,065	$53	$(146)	$18,972
Obligations of states and political subdivisions	33,197	1,440	(45)	34,592
Government guaranteed mortgage-backed securities	20,528	114	(109)	20,533
Corporate debt securities	993	108	—	1,101
Federal Reserve Bank stock	2,372	—	—	2,372
Federal Home Loan Bank stock	3,934	—	—	3,934
Pacific Coast Bankers’ Bank stock	815	—	—	815
Other	202	—	—	202
	$81,106	$1,715)	$(300	$82,521

Net unrealized gains on available-for-sale investment securities totaling $1,415,000 were recorded, net of $498,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2004.  Proceeds and gross realized losses from the sale and call of available-for-sale investment securities for the year ended December 31, 2004 totaled $2,699,000 and $9,000, respectively.  There were no transfers of available-for-sale investment securities during the year ended December 31, 2004.

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	EstimatedFair Value
U.S. Treasury	$2,606	$—	$(6)	$2,600
U.S. Government agencies	13,349	32	(96)	13,285
Obligations of states and political subdivisions	32,057	1,362	(7)	33,412
Government guaranteed mortgage-backed securities	25,831	207	(187)	25,851
Corporate debt securities	992	58	(17)	1,033
Federal Reserve Bank stock	946	—	—	946
Federal Home Loan Bank stock	1,558	—	—	1,558
Pacific Coast Bankers’ Bank stock	815	—	—	815
Other	2	—	—	2
	$78,156	$1,659)	$(313	$79,502

Net unrealized gains on available-for-sale investment securities totaling $1,346,000 were recorded, net of $465,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2003.  Proceeds and gross realized losses from the sale and call of available-for-sale investment securities for the year ended December 31, 2003 totaled $601,000 and $1,000, respectively.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended

December 31, 2002 totaled $2,738,000 and $49,000, respectively.  There were no transfers of available-for-sale investment securities during the years ended December 31, 2003 and 2002.

Held-to-Maturity:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,381	$123	$—	$2,504
Government guaranteed mortgage-backed securities	686	15	(2)	698
	$3,067	$138	$(2)	$3,202

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$499	$1	$—	$500
Obligations of states and political subdivisions	2,381	141	—	2,522
Government guaranteed mortgage-backed securities	1,178	22	(3)	1,197
	$4,058	$164	$(3)	$4,219

There were no called held-to-maturity investment securities for the year ended December 31, 2004.  Proceeds and gross realized gains from the call of held-to-maturity investment securities for the year ended December 31, 2003 totaled $2,670,000 and $19,000, respectively.  There were no gains on called held-to-maturity investment securities for the year ended December 31, 2002.  There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2004, 2003 and 2002.

The amortized cost and estimated fair value of investment securities at December 31, 2004 by contractual maturity are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$101	$102	$—	$—
After one year through five years	13,914	13,981	—	—
After five years through ten years	10,690	10,909	962	1,016
After ten years	26,269	27,479	1,419	1,488
	50,974	52,471	2,381	2,504

Investment securities not due at a single maturity date:
Government guaranteed mortgage-backed securities	20,528	20,533	686	698
SBA loan pools	2,281	2,194	—	—
Federal Reserve Bank stock	2,372	2,372	—	—
Federal Home Loan Bank stock	3,934	3,934	—	—
Pacific Coast Bankers’ Bank stock	815	815	—	—
Other	202	202	—	—
	$81,106	$82,521	$3,067	$3,202

Investment securities with amortized costs totaling $42,485,000 and $43,742,000 and fair values totaling $46,166,000 and $45,475,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements (see Note 9) at December 31, 2004 and 2003, respectively.

The following table shows gross unrealized losses and estimated fair values for temporarily impaired investment securities at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than One Year		Greater Than One Year		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$ 7,195	$ 54	$ 4,285	$ 93	$ 11,481	$ 146
Obligations of states and political subdivisions	1,821	40	148	5	1,969	45
Government guaranteed mortgage-backed securities	7,859	74	4,247	37	12,106	111
	$ 16,875	$ 168	$ 8,680	$ 134	$ 25,555	$ 302

In management’s opinion, the credit risk in the investment portfolio remains substantially unchanged from the date of purchase of such securities and the unrealized loses at December 31, 2004 are principally the result of increasing market interest rates that have negatively impacted the fair value of the Company’s investment portfolio.

At December 31, 2004, the Company held 191 investment securities of which 21 were in a loss position for less than twelve months and 24 were in a loss position and had been in a loss position for twelve months or more.  Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

5.             LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2004	2003
Commercial	$119,823	$109,685
Real estate - mortgage	600,108	495,948
Real estate - construction	199,140	195,889
Agricultural	11,514	12,185
Lease financing	1,768	2,016
Installment	4,160	5,795
	936,513	821,518
Deferred loan and lease origination fees, net	(3,008)	(2,729)
Allowance for loan and lease losses	(13,786)	(11,529)
	$919,719	$807,260

Certain loans have been pledged to secure borrowing arrangements (see Note 9).

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$11,529	$7,113	$5,097
Allowance acquired (Note 2)	—	2,640	647
Provision charged to operations	2,710	2,270	2,026
Losses charged to allowance	(539)	(612)	(736)
Recoveries	86	118	79
Balance, end of year	$13,786	$11,529	$7,113

The recorded investment in loans and leases that were considered to be impaired totaled $700,000 and $1,482,000 at December 31, 2004 and 2003, respectively.  The related allowance for loan and lease losses for these loans and leases at December 31, 2004 and 2003 was $217,000 and $44,000, respectively.  The average recorded investment in impaired loans and leases for the years ended December 31, 2004, 2003 and 2002 was $925,000, $691,000 and $1,520,000, respectively.  The Company recognized $7,000, $54,000 and $22,000 in interest income on impaired loans and leases during these same periods.  Interest income recognized was $75,000, $53,000 and $22,000 on a cash basis on impaired loans and leases during these periods.

At December 31, 2004 and 2003, non-accrual loans and leases totaled $889,000 and $1,554,000, respectively.  Interest foregone on non-accrual loans and leases totaled $29,000, $30,000 and $55,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Salaries and employee benefits totaling $2,469,000, $2,338,000 and $1,914,000 have been deferred as loan and lease origination costs during 2004, 2003 and 2002, respectively.

6.             PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Land	$3,491	$2,947
Buildings and improvements	12,608	13,067
Furniture, fixtures and equipment	14,521	12,730
Leasehold improvements	1,982	1,550
Construction in progress	1,328	212
	33,930	30,506
Less accumulated depreciation and amortization	(13,122)	(10,915)
	$20,808	$19,591

Depreciation and amortization included in occupancy and equipment expense totaled $2,360,000, $1,979,000 and $1,764,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

7.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Accrued interest receivable	$4,256	$3,942
Deferred tax assets, net (Note 14)	3,510	4,478
Cash surrender value of life insurance policies (Note 16)	13,707	13,841
Investment in limited partnership	4,649	4,873
Prepaid expenses	1,094	1,073
Other	2,314	1,232
	$29,530	$29,439

The Company invested in a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Company accounts for the investment under the cost method and management analyzes the investment annually for potential impairment.  The Company’s remaining capital commitments to this partnership at December 31, 2004 and 2003 were approximately $717,000 and $3,167,000, respectively.  Such amounts are included in accrued interest payable and other liabilities on the consolidated balance sheet.

8.             INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Savings	$79,297	$76,639
NOW accounts	126,266	113,601
Money market	200,403	150,682
Time, $100,000 or more	185,936	145,608
Other time	158,814	164,710
	$750,716	$651,240

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,
2005	$302,030
2006	30,234
2007	9,068
2008	2,369
2009	1,049
$344,750

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Savings	$308	$303	$326
NOW accounts	362	242	255
Money market	1,957	1,264	1,150
Time, $100,000 or more	3,225	2,903	2,901
Other time	3,197	3,541	3,912
	$9,049	$8,253	$8,544

9.             BORROWING ARRANGEMENTS

Short-Term

The Company has $47,000,000 in unsecured borrowing arrangements with three of its correspondent banks.  In addition, as of December  31, 2004, the Company could borrow up to $1,500,000 on an overnight basis from the Federal Reserve Bank, secured by investment securities with amortized costs totaling $2,129,000 and estimated fair values totaling $2,149,000.   At December 31, 2004 and 2003, there were no borrowings outstanding under these arrangements.

At December 31, 2004, the Company could also borrow up to $229,100,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by investment securities with amortized costs totaling $1,647,000 and estimated fair values totaling $1,696,000 and mortgage loans with carrying values totaling approximately $439,523,000. There was $19,500,000 in short-term borrowings under this arrangement aDecember 31, 2004 bearing an average interest rate of 1.84%.   There was $10,500,000 in short-term borrowings under this arrangement at December 31, 2003 bearing an average interest rate of 1.39%.

On June 6, 2003, the Company’s Employee Stock Ownership Plan (ESOP) entered into an agreement with a director to establish a $500,000 revolving line of credit with a fixed interest rate of 5.0%, which matured on December 6, 2004.

Long-Term

At December 31, 2004, there was $2,000,000 in long-term borrowings from the Federal Home Loan Bank under the arrangements described above, all of which mature during 2006 and bear an average interest rate of 2.34%.  Under these arrangements, there was $10,150,000 outstanding at December 31, 2003.

10.          COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices under non-cancelable operating leases.  These leases expire on various dates through 2019 and have various renewal options ranging from five to ten years.  Rental payments include minimum rentals, plus adjustments for changing price indexes.  The Company has subleased certain facilities to other companies under non-cancelable agreements that expire in 2007 and 2008.  Future minimum lease payments and sublease rental income are as follows (dollars in thousands):

		Minimum
	Minimum	Sublease
Year Ending	Lease	Rental
December 31,	Payments	Income
2005	$1,725	$96
2006	1,911	96
2007	1,709	95
2008	1,410	64
2009	1,247	—
Thereafter	5,972	—
	$13,974	$351

Rental expense included in occupancy expense totaled $1,373,000, $1,072,000 and $675,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  Sublease income included in occupancy expense totaled $96,000, $97,000 and $68,000 for the years ended 2004, 2003 and 2002, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and stand by letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and stand by letters of credit as they do for loans and leases included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2004	2003
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$33,019	$21,691
Commercial real estate, construction and land development commitments:
Secured by real estate	211,737	161,107
Not secured by real estate	1,105	—
Other commercial commitments not secured by real estate	53,099	49,949
Agricultural commitments	3,261	4,237
Other commitments	3,872	4,115
	$306,093	$241,099
Stand by letters of credit	$22,866	$18,752

Real estate commitments are generally secured by property with loan-to-value ratios not to exceed 80%.  In addition, the majority of the Company’s commitments have variable interest rates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management’s credit evaluation of the borrower.  Collateral held varies, but may include deposits, accounts receivable, inventory, equipment, income-producing commercial properties and residential real estate.

Stand by letters of credit are conditional commitments to guarantee the performance or financial obligation of a customer to a third party.  The credit risk involved in issuing stand by letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these stand by letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2004 and 2003.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 86% and 85% of the Company’s loan portfolio at December 31, 2004 and 2003, respectively.  Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans.  Personal and business income represent the primary source of repayment for a majority of these loans.

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

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements.  Uninsured deposits totaled $10,695,000 at December 31, 2004.

11.          SUBORDINATED DEBENTURES

Western Sierra Statutory Trust I (Trust I) and Western Sierra Statutory Trust II (Trust II) are Connecticut statutory business trusts.  Western Sierra Statutory Trust III (Trust III) and Western Sierra Statutory Trust IV (Trust IV) are Delaware statutory business trusts.  All were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Company’s equity interests in the trusts, totaling $496,000, are accounted for under the equity method and are included in other assets on the accompanying consolidated balance sheet and the junior subordinated deferrable interest debentures (the “subordinated debentures”) held by the trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2004, all of the trust preferred securities qualified as Tier 1 capital.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on each set of trust preferred securities and subordinated debentures are the same and are computed on a 360-day basis.  For the $6,000,000 in subordinated debentures and trust preferred securities issued in July 2001, the rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.58%, with a maximum rate of 12.5% annually, adjustable quarterly.  For the $10,000,000 in subordinated debentures and trust preferred securities issued in December 2001, the rate is LIBOR plus 3.60%, with a maximum rate of 12.5% annually, adjustable quarterly.  The average LIBOR rate for the year ended December 31, 2004 was 1.62%.

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

Stock Split

On April 22, 2004, the Company announced a three-for-two stock split effective May 7, 2004.  All shares and per share amounts have been retroactively restated to give effect for the stock split as if it had been declared at the beginning of the earliest period presented.

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends.  Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period.  In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2004, the subsidiaries had $29,808,000 in retained earnings available for dividend payments to the Company.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2004
Basic earnings per share	$15,036	7,556,708	$1.99
Effect of dilutive stock options		335,365
Diluted earnings per share	$15,036	7,892,073	$1.91

December 31, 2003
Basic earnings per share	$9,948	6,600,296	$1.51
Effect of dilutive stock options		323,430
Diluted earnings per share	$9,948	6,923,726	$1.44

December 31, 2002
Basic earnings per share	$8,004	6,118,897	$1.31
Effect of dilutive stock options		238,803
Diluted earnings per share	$8,004	6,357,700	$1.26

Stock Options

In 2004, 1999, 1997 and 1989, the Board of Directors adopted stock option plans for which 1,151,188 shares of common stock were reserved for issuance to employees and Directors under incentive and nonstatutory agreements.  In addition, certain ACB options outstanding at the date of the acquisition were converted into options to purchase shares of the Company’s common stock.  A total of 38,620 shares remain reserved for issuance in connection with these options. There were 6,430 shares available for grant under the 1999 plan and 600,000 shares available for grant under the 2004 plan at December 31, 2004.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally four years.  Outstanding options under the 1997 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans.

A summary of the combined activity within the plans follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding beginning of year	687,726	$10.05	551,781	$8.01	490,729	$6.49
Options granted	109,207	$29.25	180,391	$15.82	123,315	$13.90
Options exercised	(202,898)	$7.35	(32,481)	$7.26	(45,391)	$7.61
Options canceled	(10,657)	$18.12	(11,965)	$10.25	(16,872)	$8.08
Options outstanding, end of year	583,378	$14.44	687,726	$10.05	551,781	$8.01
Options exercisable, end of year	396,358	$11.83	493,209	$8.54	361,249	$6.57

A summary of options outstanding at December 31, 2004 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2004
$4.17 - $6.66	137,213	3.6 years	137,213
$7.63 - $11.00	138,759	6.6 years	118,038
$13.55 - $16.83	107,941	7.5 years	57,759
$17.61 - $24.14	94,300	8.3 years	45,583
$28.67 - $36.10	105,165	9.0 years	37,765
	583,378		396,358

Common Stock Repurchase Program

During 2004, the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  During 2004, the Company had purchased 3,000 shares at an average price of approximately $28.27 under this plan.

During 2002 and 2001, the Board of Directors authorized the repurchase of up to 283,500 and 544,083 shares, respectively, of the Company’s common stock.  Repurchases were generally made in the open market at market prices.  During 2002 and 2001, 7,875 and 274,522 shares, respectively, of the Company’s common stock were repurchased.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth below.  Each of these components is defined in the regulations.  Management believes that the Company and its banking subsidiaries meet all their capital adequacy requirements as of December 31, 2004 and 2003.

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

	2004		2003
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Western Sierra Bancorp and Subsidiaries	$113,605	9.5%	$91,495	8.8%
Minimum regulatory requirement	$47,923	4.0%	$41,428	4.0%
Western Sierra National Bank	$48,043	8.6%	$37,547	8.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$27,843	5.0%	$22,715	5.0%
Minimum regulatory requirement	$22,275	4.0%	$18,172	4.0%
Lake Community Bank	$11,253	9.6%	$10,917	9.2%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$5,867	5.0%	$5,907	5.0%
Minimum regulatory requirement	$4,693	4.0%	$4,726	4.0%
Central California Bank	$33,570	8.5%	$28,162	7.8%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$19,814	5.0%	$18,057	5.0%
Minimum regulatory requirement	$15,851	4.0%	$14,445	4.0%
Auburn Community Bank	$9,370	7.3%	$7,363	7.1%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$6,394	5.0%	$5,201	5.0%
Minimum regulatory requirement	$5,115	4.0%	$4,161	4.0%

Tier 1 Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$113,605	11.3%	$91,495	10.3%
Minimum regulatory requirement	$40,103	4.0%	$35,565	4.0%
Western Sierra National Bank	$48,043	9.9%	$37,547	9.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$28,998	6.0%	$24,911	6.0%
Minimum regulatory requirement	$19,332	4.0%	$16,607	4.0%
Lake Community Bank	$11,253	10.5%	$10,917	9.7%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$6,429	6.0%	$6,732	6.0%
Minimum regulatory requirement	$4,286	4.0%	$4,488	4.0%
Central California Bank	$33,570	11.0%	$28,162	9.8%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$18,258	6.0%	$17,287	6.0%
Minimum regulatory requirement	$12,172	4.0%	$11,525	4.0%
Auburn Community Bank	$9,370	9.0%	$7,363	9.7%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$6,237	6.0%	$4,549	6.0%
Minimum regulatory requirement	$4,158	4.0%	$3,033	4.0%

Total Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$126,138	12.6%	$107,757	12.1%
Minimum regulatory requirement	$80,207	8.0%	$71,130	8.0%
Western Sierra National Bank	$54,084	11.2%	$42,571	10.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$48,331	10.0%	$41,518	10.0%
Minimum regulatory requirement	$38,665	8.0%	$33,215	8.0%
Lake Community Bank	$12,593	11.8%	$12,320	11.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$10,715	10.0%	$11,220	10.0%
Minimum regulatory requirement	$8,572	8.0%	$8,976	8.0%
Central California Bank	$37,374	12.3%	$31,764	11.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$30,430	10.0%	$28,812	10.0%
Minimum regulatory requirement	$24,344	8.0%	$23,049	8.0%
Auburn Community Bank	$10,670	10.3%	$8,310	11.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$10,395	10.0%	$7,582	10.0%
Minimum regulatory requirement	$8,316	8.0%	$6,066	8.0%

13.          OTHER EXPENSES

Other expenses consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Professional fees	$1,312	$1,096	$1,593
Data processing	1,293	1,084	1,083
Insurance	1,298	696	344
Stationery and supplies	733	623	517
Advertising and promotion	621	364	258
Merger and acquisition	—	186	—
Amortization of core deposit intangibles	720	392	199
Other operating expenses	4,704	3,645	3,286
	$10,681	$8,086	$7,280

14.          INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following (dollars in thousands):

	Federal	State	Total
2004

Current	$5,379	$2,064	$7,443
Deferred	642	293	935

Provision for income taxes	$6,021	$2,357	$8,378

2003

Current	$7,388	$2,716	$10,104
Deferred	(2,306)	(523)	(2,829)

Provision for income taxes	$5,082	$2,193	$7,275

2002

Current	$3,141	$374	$3,515
Deferred	162	(240)	(78)

Provision for income taxes	$3,303	$134	$3,437

Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003 (dollars in thousands):

	December 31,
	2004	2003

Deferred tax assets:
Allowance for loan and lease losses	$6,263	$5,129
Deferred compensation	1,261	1,141
Net operating loss carryforward	—	63
Future benefit of State tax deduction	1,119	1,243
Mark to market	—	365
Other	225	—

Total deferred tax assets	8,868	7,941

Deferred tax liabilities:
Future liability of State deferred tax assets	(297)	(383)
Federal Home Loan Bank stock dividends	(181)	(195)
Deferred Loan Costs	(821)	—
Prepaid Assets	(190)	—
Unrealized gains on available-for-sale investment securities	(498)	(465)
Organization costs	(1,993)	(2,112)
Premises and equipment	(1,378)	(308)

Total deferred tax liabilities	(5,358)	(3,463)

Net deferred tax assets	$3,510	$4,478

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Federal income tax expense, at statutory rate	$8,195	35.0	$6,028	35.0	$3,890	34.0
State franchise tax, net of Federal tax effect	1,650	7.1	1,991	11.6	743	6.5
Tax-exempt income from investment securities and loans	(541)	(2.3)	(513)	(3.0)	(1,337)	(11.7)
Affordable housing tax credits	(460)	(2.0)	(202)	(1.2)	—	—
Tax-exempt income from life insurance policies	(554)	(2.4)	(159)	(0.9)	(71)	(0.6)
Other	88	0.4	130	0.7	212	1.8
Total income tax expense	$8,378	35.8	$7,275	42.2	$3,437	30.0

For the years ended December 31, 2004 and 2003, management made the determination not to recognize any state tax benefits associated with the REIT established by WSNB until there was more clarity as to the State of California position on the application of state laws with respect to the REIT.  The Chief Counsel of the California Franchise Tax Board, in an announcement released on December 31, 2003, declared the position of the California Franchise Tax Board with respect to certain REIT transactions.  As a result of that announcement, management made the decision to fully reserve for all state tax benefits previously recognized in 2002 in connection with the REIT and establish appropriate reserves for related potential costs.  Expense recognized in connection with this reserve totaled $940,000 and is included in the provision for income taxes for the year ended December 31, 2003 on the consolidated statement of income, with the related liability included in accrued interest payable and other liabilities on the consolidated balance sheet.  The Company reserves its right to appeal this issue and claim a refund of payments made if the matter is favorably resolved in the future.

15.          RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors.  These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

The following is a summary of the aggregate activity involving related parties during 2004 (dollars in thousands):

Borrowings

Balance, January 1, 2004	$4,817

Disbursements	5,421
Amounts repaid	4,182

Balance, December 31, 2004	$6,056

Undisbursed commitments to related parties, December 31, 2004	$5,847

In February 2004, Auburn Community Bank, a subsidiary of the Company, executed a lease for a 5,000 square foot facility to serve as the Bank’s primary headquarters and main branch.  The facility is owned by a limited partnership in which a director of the Company has a 30% ownership interest.  The terms of lease include a start rent of $1.71 per foot.  Prior to executing the agreement, management consulted with an independent third party local real estate advisor and found the terms and conditions to be fair and reasonable.

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

Employer contributions totaled $289,000, $271,000 and $159,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Stock Ownership Plan

The Employee Stock Ownership Plan (ESOP) is designed to invest primarily in securities of the Company purchased on the open market.  The purchase of shares is funded through contributions to the ESOP by the Company and loans from certain members of the Board of Directors (see Note 9).  Contributions to the plan are at the sole discretion of the Board of Directors and are limited on a participant-by-participant basis to the lesser of $30,000 or 25% of the participant’s compensation for the plan year. Compensation is defined as all compensation paid during the plan year which is considered to be W-2 income, to include amounts deferred under the Company’s 401KSOP.  Employer contributions vest at a rate of 20% per year after two years of employment.  Employee contributions are not permitted.  Benefits may be distributed in the form of qualifying Company securities or cash.  However, participants have the right to demand that their benefits be distributed in the form of qualifying Company securities.

During 2003, the ESOP purchased 9,975 shares of the Company’s common stock with the proceeds of a $325,000 loan to the ESOP by a member of the Board of Directors.  During 2004, the ESOP purchased 4,500 shares of the Company’s common stock with the proceeds of a $150,000 loan to the ESOP by a member of the Board of Directors.  An additional 7,800 shares were purchased with the proceeds of a contribution to the ESOP by the Company.  Interest expense related to these loans totaled $1,000, $7,000 and $24,000 during the years ended December 31, 2004, 2003 and 2002, respectively.  All such loans were repaid at December 31, 2004 and 2003.

The debt of the ESOP is recorded as debt of the Company and the shares purchased with the proceeds are reported as unearned ESOP shares in shareholders’ equity.  As the debt is repaid, shares are committed to be released and the Company reports compensation expense equal to the current market price of the shares.  Committed to be released shares are subsequently allocated to active employees and are recognized as outstanding for earnings per share and capital ratio computations.  Cash dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are allocated to the participants; cash dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  The ESOP had no debt outstanding as of December 31, 2004 and 2003.

Contributions to the ESOP recognized as compensation expense totaled $437,000, $393,000 and $350,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Allocated and committed-to-be-released ESOP shares as of December 31, 2004, 2003 and 2002, adjusted for stock dividends, were as follows:

	2004	2003	2002
Allocated	144,839	132,459	87,924
Committed-to-be-released	12,300	14,962	53,716
Total ESOP shares	157,139	147,421	141,640

Salary Continuation Plans

Under the salary continuation plans, the Company is obligated to provide nine current and four former executives, or their designated beneficiaries, with annual benefits for fifteen years after retirement or death.  These benefits are substantially equivalent to those available under split dollar life insurance policies purchased by the Company on the lives of the executives.  The estimated present value of these future benefits are accrued over the period from the effective date of the plans until the executives’ expected retirement dates.  The expense recognized under these plans totaled $657,000, $256,000 and $267,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Officer Supplemental Life Insurance Plan

The Company invested in single premium life insurance policies on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The cash surrender value of these insurance policies totaled $13,707,000 and $13,841,000 at December 31, 2004 and 2003, respectively, and is included on the consolidated balance sheet in accrued interest receivable and other assets.  Income on these policies, net of expense, totaled approximately $780,000, $483,000 and $185,000 for the years ended December 31, 2004 and 2003, respectively.

In 2004, the Company recognized income of $585,000 in non-interest income from the life insurance death benefit proceeds of $1,499,000 received upon the death of a former executive officer of the Company.

Director Retirement Plans

During 2003, the Board of Directors approved a retirement plan for certain directors electing early retirement from the Company.  The plan provides for annual payments of $7,200 for ten years to each director and became effective upon their retirement in May 2004.  The estimated present value of these future payments, totaling $130,000, was included in other expense in the consolidated statement of income for the year ended December 31, 2003.

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

At December 31, 2004, 2003 and 2002, the Company held securities classified as available-for-sale which had unrealized gains as follows (dollars in thousands):

	Before	Tax	After
	Tax	Expense	Tax
For the Year Ended December 31, 2004

Other comprehensive income:
Unrealized holding gains	$60	$(30)	$30
Less: reclassification adjustment for losses included in net income	(9)	3	(6)

Net unrealized holding gains	$69	$(33)	$36

For the Year Ended December 31, 2003

Other comprehensive income:
Unrealized holding gains	$344	$(120)	$224
Less: reclassification adjustment for gains included in net income	18	(6)	12

Net unrealized holding gains	$326	$(114)	$212

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,395	$(479)	$916
Less: reclassification adjustment for gains included in net income	49	(17)	32

Net unrealized holding gains	$1,346	$(462)	$88

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

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

Short-term borrowings and long-term debt: The fair value of short-term borrowings and long-term debt is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments.

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

Commitments to extend credit:  Commitments to extend credit are primarily for variable rate loans and stand by letters of credit.  For these commitments, there is no difference between the commitment amounts and their fair values.  Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

The estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$29,975	$29,975	$38,584	$38,584
Fed funds sold	74,630	74,630	17,380	17,380
Interest-bearing deposits in banks	1,200	1,200	4,198	4,198
Loans held for sale	2,685	2,732	940	956
Trading and investment securities	85,630	87,045	83,588	83,749
Loans and leases	919,719	907,040	807,260	821,817
Cash surrender value of life insurance policies	13,707	13,707	13,841	13,841
Investment in limited partnership	4,649	4,649	4,873	4,873
Accrued interest receivable	4,256	4,256	3,942	3,942

Financial liabilities:
Deposits	$1,022,966	$1,023,499	$873,138	$874,189
Short-term borrowings	19,500	19,464	10,500	10,500
Long-term debt	2,000	1,984	10,150	10,470
Subordinated debentures	36,496	36,496	36,496	36,496
Limited partnership capital commitment	717	717	3,167	3,167
Accrued interest payable	1,324	1,324	1,144	1,144

Off-balance-sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	$—	$—	$—	$—

19.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

 BALANCE SHEET

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Cash and due from banks	$8,925	$10,346
Investment in subsidiaries	134,781	116,784
Trading securities	42	28
Available-for-sale investment securities	201	1
Premises and equipment	5,465	5,392
Other assets	1,597	1,724
Total assets	$151,011	$134,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt to bank subsidiary	$2,309	$2,348
Subordinated debentures	36,496	36,496
Accrued expenses and other liabilities	2,055	1,994
Total liabilities	40,860	40,838
Shareholders’ equity:
Common stock	68,125	66,459
Retained earnings	41,109	26,097
Accumulated other comprehensive income	917	881
Total shareholders’ equity	110,151	93,437
Total liabilities and shareholders’ equity	$151,011	$134,275

STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Income:
Dividends declared by subsidiaries-eliminated in consolidation	$2,000	$3,000	$9,250
Management and service fees from subsidiaries	4,297	3,635	3,115
Interest income	96	89	84
Trading securities income	14	10	2
Gain (loss) on sale of investment securities	—	1	(72)
Other income	6	18	5
Total income	6,413	6,753	12,384
Expenses:
Salaries and benefits	4,655	4,065	3,154
Occupancy and equipment	1,424	1,346	1,240
Interest expense	2,090	1,302	1,060
Data processing fees	502	419	400
Professional fees	600	515	726
Director fees and retirement expense	41	190	46
Merger costs	—	186	—
Other expenses	1,123	747	982
Total expenses	10,435	8,770	7,608
(Loss) income before equity in undistributed income of subsidiaries	(4,022)	(2,017)	4,776
Equity in undistributed income of subsidiaries	16,522	10,850	1,497
Income before income tax benefit	12,500	8,833	6,273
Income tax benefit	2,536	1,115	1,731
Net income	$15,036	$9,948	$8,004

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$15,036	$9,948	$8,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(16,522)	(10,850)	(1,497)
Increase in trading securities	(14)	(10)	(2)
(Gain) loss on sale of available-for-sale investment securities	—	(1)	72
Loss on sale of premises and equipment	(4)	—	175
Compensation costs associated with the ESOP	150	325	400
Depreciation, amortization and accretion, net	740	725	835
(Increase) decrease in other assets	(297)	457	450
Increase in other liabilities	61	918	354
Net cash (used in) provided by operating activities	(850)	1,512	8,791
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(200)	(14,992)	-
Proceeds from the sale of available-for-sale investment securities	—	15,000	648
Purchases of premises and equipment	(813)	(491)	(3,548)
Proceeds from sale of equipment	—	—	37
Investment in subsidiaries	(500)	(17,625)	(11,273)
Net cash used in investing activities	(1,513)	(18,108)	(14,136)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	2,400
Repayment of long-term debt	(39)	(42)	(10)
Repurchase of common stock	(85)	—	(105)
Proceeds from ESOP borrowings	150	325	—
Repayment of ESOP borrowings	(150)	(325)	(400)
Purchase of unearned ESOP shares	(150)	(325)	—
Payments for fractional shares	(24)	(33)	(31)
Proceeds from exercise of stock options	1,240	237	252
Proceeds from issuance of subordinated debt	—	20,000	—
Net cash provided by financing activities	942	19,837	2,106
Net (decrease) increase in cash and cash equivalents	(1,421)	3,241	(3,239)
Cash and cash equivalents at beginning of year	10,346	7,105	10,344
Cash and cash equivalents at end of year	$8,925	$10,346	$7,105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

    and Shareholders

Western Sierra Bancorp

We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Western Sierra Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Perry-Smith LLP

Sacramento, California

March 7, 2005

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Western Sierra Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based upon such assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based upon those criteria.

Perry-Smith LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8,”Financial Statements and Supplementary Data,” has issued a report with respect to management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  This report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors

Western Sierra Bancorp

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Western Sierra Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Western Sierra Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, Western Sierra Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Western Sierra Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Perry-Smith LLP

Sacramento, California

March 7, 2005

Item 9B. Other Information.

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Proposal No. 1 Election of Directors” of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and, with respect to executive officers, is contained in the Proxy Statement under the caption “Executive Officers” and, with respect to the audit committee, incorporates by reference the information under the caption “The Audit Committee” and “Audit Committee Report” of the Proxy Statement.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Definitive Proxy Statement.

The response to this Item also incorporates by reference the information under the caption “Consideration of Director Nominees” of the Definitive Proxy Statement.

The Company has adopted a code of ethics (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller.  The Code is posted on the Company’s internet website, www.westernsierrabancorp.com.  Any amendment to, or waiver from, the Code will be posted on our internet website.

Item 11. Executive Compensation

       The information required by this Item can be found in the Company’s Definitive Proxy Statement under the captions “Director Compensation” and “Executive Officers” and is by this reference incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item can be found in the Company’s Definitive Proxy Statement under the caption “Shareholdings of Certain Beneficial Owners and Management” , and is by this reference incorporated herein.

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

Item 14. Principal Accountant Fees and Services

       The information required by this Item can be found in the Company’s Definitive Proxy Statement under the caption “Ratification of Appointment of Perry-Smith LLP as the Bancorp’s Independent Certified Public Accountants”, and is by this reference incorporated herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        (a)     Financial Statements:

(1) Listed and included in Part II, Item 8.

(2) Financial Statement Schedules:

In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not applicable to or required of the Company or the required information is included in the financial statements or notes thereto.

(3)  Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.1 and are incorporated herein by this reference.

3.2	Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.2 and are incorporated herein by this reference.

3.3	Amendments to Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-76678, as Exhibit 3.2 and are incorporated herein by this reference.

10.1	Severance Benefits Agreement dated January 16, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp. (3)

10.2	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank. (1)

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

10.9	Placerville Branch lease is contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.1 and is incorporated herein by this reference.

10.10	Executive Salary Continuation Agreement dated February 1, 2002, between Mr. Kirk N. Dowdell. (1)

10.11	Severance Benefits Agreement dated July 25, 2002 between Mr. Gary D. Gall and Western Sierra Bancorp.

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

10.20	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003. (2)

10.21	Summary of financial terms for Western Sierra Statutory Trusts III and IV. (2)

10.22	Severance Benefits Agreement dated February 10, 2004 between Mr. Anthony Gould and Western Sierra Bancorp. (3)

10.23	Western Sierra Bancorp 2004 Stock Option Plan is included as an exhibit in the Registrant’s Definitive Proxy Statement for 2004 and is incorporated herein by this reference.

10.24

Form of the nonqualified and incentive agreements for the Western Sierra Bancorp 2004 stock option plan is included as an exhibit in the Registrant’s September 30, 2004 10-Q and is incorporated herein by this reference.

11.1	Statement re: Computation of earnings per share is included in Note 12 to the consolidated financial statements.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould

32.2	Section 906 Certification by Gary D. Gall

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

WESTERN SIERRA BANCORP
By:	/s/ GARY D. GALL	Dated: March 10, 2005
President and Chief Executive Officer (Principal Executive Officer)
And By:	/s/ ANTHONY J. GOULD	Dated: March 10, 2005
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CHARLES W. BACCHI	Dated: March 10, 2005
Charles W. Bacchi, Director and Chairman of the Board

/s/ WILLIAM J. FISHER	Dated: March 10, 2005
William J. Fisher, Director

/s/ LORI WARDEN	Dated: March 10, 2005
Lori Warden, Director

/s/ ALAN J. KLEINERT	Dated: March 10, 2005
Alan J. Kleinert, Director

/s/ HOWARD A. JAHN	Dated: March 10, 2005
Howard A. Jahn, Director

/s/ THOMAS MANZ	Dated: March 10, 2005
Thomas Manz, Director

/s/ LARY A. DAVIS	Dated: March 10, 2005
Lary A. Davis, Director

/s/ DOUGLAS A. NORDELL	Dated: March 10, 2005
Douglas A. Nordell, Director

/s/ WILLIAM EAMES	Dated: March 10, 2005
William Eames, Director

/s/ MATTHEW BRUNO SR.	Dated: March 10, 2005
Matthew Bruno, Sr., Director

/s/ JAN T. HALDEMAN	Dated: March 10, 2005
Jan T. Haldeman, Director