Form 10-Q
period 2005-03-31
WESTERN SIERRA BANCORP
filed 2005-05-10
CIK 1072688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 4, 2005 there were approximately 7,702,000 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Consolidated Balance Sheet

(dollars in thousands)

(Unaudited)	March 31, 2005	December 31, 2004
ASSETS:
Cash and due from banks	$40,863	$29,975
Federal funds sold	47,100	74,630
Cash and cash equivalents	87,963	104,605

Interest-bearing deposits	—	1,200
Loans held for sale	1,484	2,685
Investment securities:
Trading	36	42
Available for sale (amortized cost $79,539 in 2005 and $81,106 in 2004)	80,065	82,521
Held to maturity (market value of $3,129 in 2005 and $3,202 in 2004)	3,017	3,067
Total investments	83,118	85,630
Portfolio loans and leases:
Real estate mortgage	639,929	600,108
Real estate construction	193,390	199,140
Commercial	119,099	119,823
Agricultural	11,162	11,514
Installment	3,904	4,160
Lease financing	1,904	1,768
Total gross loans and leases	969,388	936,513
Deferred loan and lease fees, net	(2,953)	(3,008)
Allowance for loan and lease losses	(14,288)	(13,786)
Net portfolio loans and leases	952,147	919,719

Premises and equipment, net	21,153	20,808
Goodwill and other intangible assets	33,722	33,913
Other assets	38,819	29,530
Total Assets	$1,218,406	$1,198,090

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$280,062	$272,250
Interest bearing deposits:
NOW, money market and savings	389,389	405,967
Time, over $100,000	205,810	185,935
Other time	154,557	158,814
Total deposits	1,029,818	1,022,966

Borrowed funds	30,500	21,500
Subordinated debentures	36,496	36,496
Other liabilities	7,085	6,977
Total liabilities	1,103,899	1,087,939

Shareholders’ equity:
Preferred stock- no par value; 15,000,000 shares authorized; none issued	—	—
Common stock- no par value; 15,000,000 shares authorized; issued - 7,679,934 shares in 2005 and 7,629,762 shares in 2004	69,037	68,125
Retained earnings	45,132	41,109
Accumulated other comprehensive income	338	917
Total shareholders’ equity	114,507	110,151
Total Liabilities and Shareholders’ Equity	$1,218,406	$1,198,090

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statement of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31, 2005
(Unaudited)	2005	2004
Interest income:
Interest and fees on loans	$16,113	$14,036
Interest on investment securities:
Taxable	398	369
Exempt from federal taxes	409	387
Interest on Federal funds sold	312	53
Total interest income	17,232	14,844

Interest expense:
Interest on deposits	2,671	2,004
Interest on borrowed funds	716	557
Total interest expense	3,387	2,562

Net interest income	13,845	12,282

Provision for loan and lease losses (LLP)	450	710

Net interest income after LLP	13,395	11,572

Non-interest income:
Service charges and fees	1,186	1,195
Investment service fee income	130	291
Net gain on sale and packaging of residential mortgage loans	933	855
Gain on sale of government-guaranteed loans	112	—
Loss on sale of investment securities	(3)	—
Other income	251	227
Total non-interest income	2,609	2,568

Non-interest expenses:
Salaries and benefits	5,403	4,887
Occupancy and equipment	1,611	1,352
Other expenses	2,621	2,309
Amortization of core deposit intangibles	180	180
Total other expenses	9,815	8,728

Income before income tax	6,189	5,412

Income taxes	2,166	1,947
Net income	$4,023	$3,465

Basic earnings per share	$0.53	$0.46
Fully diluted earnings per share	$0.51	$0.44

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statement of Cash Flows

(dollars in thousands)

	Three Months Ended
(Unaudited)	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$4,023	$3,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	450	710
Depreciation and amortization	851	762
Deferred loan and lease origination fees, net	(55)	(239)
Amortization of investment security premiums, net of accretion of discount	127	241
Decrease (increase) in trading securities	6	(3)
Loss on sale of premises and equipment	(3)	—
Increase in cash surrender value of life insurance policies	(198)	(165)
Decrease (increase) in loans held for sale	(1,326)	(789)
Increase in other assets	(2,013)	(550)
Decrease (increase) in other liabilities	108	(2,167)
Decrease (increase) in deferred taxes	(20)	(20)
Net cash provided by operating activities	5,492	1,245

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	3,000	4
Purchases of available-for-sale investment securities	(5,412)	(385)
Principal repayments received from available-for-sale SBA pools and mortgage-backed securities	3,851	2,649
Principal repayments received from held-to-maturity mortgage-backed securities	50	243
Net decrease in interest-bearing deposits in banks	1,200	198
Net increase in loans and leases	(32,823)	(37,050)
Proceeds from the sale of premises and equipment	15	—
Purchases of premises and equipment	(1,028)	(534)
Purchase of life insurance policies	(7,300)	—
Net cash used in investing activities	(38,447)	(34,875)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(8,766)	$12,127
Net increase in time deposits	15,618	33,034
Net increase in borrowings	9,000	12,100
Proceeds from the exercise of stock options	461	153
Net cash provided by financing activities	16,313	57,414

(Decrease) increase in cash and cash equivalents	(16,642)	23,784

Cash and cash equivalents at beginning of year	104,605	55,964

Cash and cash equivalents at end of period	$87,963	$79,748

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(890)	$698

See notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report to Shareholders.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB).  All significant inter-company balances and transactions have been eliminated.  Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three-month period ended March 31, 2004 may have been reclassified to conform to the presentation of the consolidated financial statements in 2005.

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

2.  Stock-based Compensation

At March 31, 2004, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net earnings as reported	$4,023	$3,465

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(220)	(375)

Pro forma net income	$3,803	$3,090

Basic earnings per share - as reported	$0.53	$0.46
Basic earnings per share - pro forma	$0.50	$0.41

Diluted earnings per share - as reported	$0.51	$0.44
Diluted earnings per share - pro forma	$0.48	$0.40

3.  Earnings per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. Earnings per share is retroactively adjusted for stock dividends and splits for all periods presented. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows (dollars in thousands, except share data).

	Three Months Ended
	March 31, 2005	March 31, 2004
Basic EPS Computation:
Numerator—net income	$4,023	$3,465
Denominator— weighted average number of shares outstanding	7,645,511	7,457,544
Basic earnings per share	$0.53	$0.46

Diluted EPS Computation:
Numerator—net income	$4,023	$3,465
Denominator— weighted average number of shares outstanding	7,645,511	7,457,544
Effect of dilutive stock options	310,563	406,798
	7,956,074	7,864,342
Diluted earnings per share	$0.51	$0.44

4.  Stock Repurchase Plan

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of March 31, 2005, the Company had repurchased 3,000 shares at an average price of approximately $28.27.

5.  Commitments and Contingencies

Leases

In April 2005, the Company signed a contract for an office lease that will be the headquarters and a branch of Western Sierra National Bank located at One Capital Mall Suite 600, Sacramento, CA  95814.  The term is for 7 years and the monthly rent expense begins in October 2005 at approximately $17,000 per month or $2.50 Per foot.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2005	December 31, 2004
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$33,249	$33,019
Commercial real estate, construction and land development commitments:
Secured by real estate	194,711	211,737
Not secured by real estate	674	1,105
Other commercial commitments not secured by real estate	54,955	53,099
Agricultural commitments	2,496	3,261
Other commitments	3,843	3,872
	$289,928	$306,093
Letters of credit	$23,431	$22,866

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

6.  Comprehensive Income

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

	Three Months Ended March 31,
(In thousands)	2005	2004

Net income	$4,023	$3,465
Other comprehensive (loss) income:
Holding (losses) gains arising during period, net of tax	(581)	458
Re-classification adjustment, net of tax	2	—
Total other comprehensive (loss) income	(579)	458
Total comprehensive income	$3,444	$3,923

7.  Subsequent Events

In November 2004, the Company entered into a definitive merger agreement to acquire Gold Country Financial Services, the holding company for Gold Country Bank, headquartered in Marysville, California. Under the terms of the agreement, Gold Country Bank will merge into WSNB in a stock and cash deal valued at approximately $23.1 million.  Shareholders of Gold Country on March 7, 2005 approved the merger.  The transaction, which was originally expected to close by April 2005 and has been delayed subject to OCC final approval.  Management expects the transaction will be completed by June 30, 2005.  The combination of Gold Country Bank, with over $140 million in assets and five branch locations will result in consolidated assets of over $1.3 billion for the Company, which will then have 35 branch locations.

8.  New Accounting Pronouncements

In April 2005, the SEC announced that FAS 123R requirements for stock option expensing will be deferred until January 1, 2006 and will be reflected on the Company’s first interim report thereafter.  As originally issued by the FASB, public companies subject to SEC oversight were required to implement Statement 123R as of the beginning of the first reporting period that begins after June 15, 2005.

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

8.               With respect to the merger with Gold Country Financial Services, these forward-looking statements describe the Company's expectations regarding future events, including all conditions to close the merger will be met.

For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Forward-Looking Information”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2004 to March 31, 2005. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2005 compared to the same period in 2004. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In November 2004, the Company entered into a definitive merger agreement to acquire Gold Country Financial Services, the holding company for Gold Country Bank, headquartered in Marysville, California. Under the terms of the agreement, Gold Country Bank will merge into WSNB in a stock and cash deal valued at approximately $23.1 million.  Shareholders of Gold Country on March 7, 2005 approved the merger.  The transaction, which was originally expected to close by April 2005 and has been delayed subject to OCC final approval.  Management expects the transaction will be completed by June 30, 2005.  The combination of Gold Country Bank, with over $140 million in assets and five branch locations will result in consolidated assets of over $1.3 billion for the Company, which will then have 35 branch locations.

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

Auburn Community Bank, a state non-member bank, was originally operating under the name of Auburn National Bank which was incorporated under the laws of the State of California on July 28, 1997, and commenced operations on February 2, 1998.  On July 29, 1999, Auburn National Bank converted from national bank to a state non-member bank and was renamed Auburn Community Bank.  Auburn Community Bank is an insured bank under the Federal Deposit Insurance Act and operates its headquarters banking office located at 500 Auburn-Folsom Road Suite 200, Auburn, CA and its branch located at 11795 Atwood Road, Auburn, CA.  Auburn Community Bank does not have any affiliates or subsidiaries.

Employees.  At March 31, 2005, the Company and its subsidiaries employed 373 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Financial Condition

The Company increased total assets from $1.20 billion at December 31, 2004 to $1.22 billion at March 31, 2005, an increase of $20 million or 1.7%. The primary components of asset growth was portfolio loans, which grew $110.9 million or 12.9%.  Asset growth was funded by growth in deposits of $111.5 million or 12.1%.

The Company increased total assets from $1.2 billion at December 31, 2004 to $1.22 billion at March 31, 2005, an increase of $20 million or 1.7%. The two primary components of asset growth were portfolio loans, which grew $32 million, and other assets, which increased $9 million.  Growth in other assets was primarily a result of purchasing approximately $7.3 million in Bank Owned Life Insurance, or “BOLI”, which was purchased to generate income to offset rising benefit costs.  The policies yiled are subject to change annually by the respective insurance companies and are expected to yield approximately 4.5% on a tax deffered basis over the next twelve months. These increases in total assets were offset by a reduction in cash and cash equivalents of $17 million.  Asset growth was primarily funded by growth in borrowed funds of $9 million and growth in deposits of $7 million.

During the first three months of 2005, non-interest bearing deposits increased from $272 million at year-end 2004 to $280 million at March 31, 2005.  Included in non-interest deposits are local title company deposits, which have increased $9 million from $36 million at December 31, 2004 to $45 million at March 31, 2005.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first three months of 2004, the service fees on title company deposits incurred by the Company were less than 1% of the average title company deposits outstanding.

Results of Operations

The Company reported net income of $4.02 million for the three months ended March 31, 2005 (or $0.51 per share, diluted) compared to $3.47 million (or $0.44 per share, diluted) for the same period in 2004. The quarterly earnings represent an increase of $558,000 or a 16.1% increase in net income and diluted earnings per share.

The primary factors contributing to the increase in operating results during the three-month period ended March 31, 2005 as compared to the same period in 2004 include:

1.               An increase in net interest income of $1.56 million or 12.7% in the first quarter over the same period in 2004.  The net increase is due to an overall increase in average earning assets and the benefit of recent rate increases applied to the Company’s asset sensitive balance sheet.

2.               A decrease in loan and lease loss provisions of $260,000 for the first quarter ended March 31, 2005 as compared to the same period in 2004.  During the period nonperforming assets fell to .09% at March 31, 2005 from .17% at March 31, 2004.  The percentage of loan and lease loss reserves to gross loans and leases was 1.47% at March 31, 2005 as compared to 1.47% at December 31, 2004 and 1.42% at March 31, 2004.

3.               An increase in non-interest income of $41,000, which includes a $112,000 gain from the sale of government-guaranteed loans.

4.               An effective tax rate of 35.0% as compared to 36.0% in the first quarter of the previous year.

The above factors were offset in part by:

1.               Total other expenses increased $1.09 million or 12% over the first quarter in the previous year.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.36% for the first quarter of 2005 as compared to 1.32% for the first quarter of 2004.  Return on equity (“ROE”) was 14.66% for the first of 2005 as compared to 14.74% for the first quarter of 2004.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended March 31, 2005, interest income on a tax equivalent basis increased by $2.4 million to $17.5 million or 16% over the same period in 2004. Interest expense on deposit accounts and borrowings increased $825,000 or 32% over the same three-month period ended March 31, 2004. Average earning assets yielded (on a fully tax equivalent basis) 6.55% versus 6.41% a year ago, the effect of which was partially offset by an increase in the cost of funds where the average cost of funds increased to 1.69% from 1.41% a year ago. Net interest income (on a tax equivalent basis) increased $1.6 million or 13% to $14.1 million. The net interest margin decreased 4 basis points to 5.28% from 5.32% for the same three-month period a year ago.

Overall, yields trended up from the prior year as a result of market interest rates. The Company’s cost of funds increased to 1.69% from 1.41% which was substantially offset by an increase in return on average earning assets which increased to 6.55% from 6.41%.  This increase was primarily driven by yields on loans, which increased from 6.75% to 6.92%.

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

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans	$945,555	$16,124	6.92%	$837,635	$14,049	6.75%
Tax-exempt investment securities	36,937	629	6.90%	34,063	595	7.02%
Taxable investment securities	46,190	387	3.40%	48,927	359	2.95%
Federal funds sold	51,731	312	2.44%	21,730	53	0.98%
Interest-bearing deposits in banks	1,187	12	3.96%	2,179	10	1.79%
Average earning assets	1,081,599	17,463	6.55%	944,534	15,064	6.41%
Other assets	131,233			119,325
Less ALLL	(14,033)			(11,856)
Average total assets	$1,198,799			$1,052,003
Interest-bearing liabilities:
Savings deposits	$399,710	$862	0.87%	$335,767	$544	0.65%
Time deposits	349,903	1,809	2.10%	328,601	1,461	1.79%
Other borrowings (1)	62,182	717	4.67%	66,832	557	3.35%
Average interest-bearing liabilities	811,794	3,387	1.69%	731,200	2,562	1.41%
Non-interest bearing liabilities	267,844			214,849
Other liabilities	7,846			11,371
Shareholders’ equity	111,315			94,582
Average total liabilities and shareholders’ equity	$1,198,799			$1,052,003
Net interest income and net interest margin (2)		$14,076	5.28%		$12,503	5.32%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets.

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not specifically attributable to rate or volume have been allocated to rate changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$1,794	$281	$2,075
Tax-exempt investment securities	50	(16)	34
Taxable investment securities	(20)	48	28
Federal funds sold	72	187	259
Interest-bearing deposits	(4)	6	2
Net increase (decrease)	1,892	506	2,398
Increase (decrease) in interest expense:
Interest-bearing accounts	103	215	318
Time deposits	94	254	348
Other borrowings (1)	(38)	198	159
Net increase (decrease)	158	667	825
Total net increase (decrease)	$1,734	$(161)	$1,573

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, and mortgage loan origination and processing fees.

For the three months ended March 31, 2005, total non-interest income increased $41,000 or 2% over the same period in 2004.  This increase is primarily due to the gain on sale of government-guaranteed loans of $112,000 and an increase in mortgage loan origination and packaging fees of $78,000.  This growth was offset by a decrease of $161,000 in investment service fee income.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $1.09 million or 12% over the same three-month period of 2004.  Approximately $363,000 or 33% of this increase relates to three new branches that were opened during the fourth quarter of 2004.  Salaries and benefits increased $516,000 million or 11% over the same three-month period of last year.  Other expenses increased $312,000 or 14% over the same period in 2004, partially due to a $100,000 reserve for an operational loss that occurred in March 2005.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended March 31,
	2005		2004
	Expense	% of Avg Assets	Expense	% of Avg Assets
Salaries and benefits	$5,403	1.83%	$4,887	2.07%
Occupancy and equipment	1,611	0.54%	1,352	0.57%
Other expenses	2,621	0.89%	2,309	0.98%
Amortization of core deposit and other intangibles	180	0.06%	180	0.08%
Total non-interest expense	$9,815	3.32%	$8,728	3.72%

Efficiency Ratio

The Company uses a widely accepted banking operating ratio as a measure of its progress in improving operating efficiency.  The efficiency ratio is derived by dividing total non-interest expenses by the sum of tax adjusted net interest income and non-interest income.  Simply put, this ratio describes the operating expense necessary to generate $1 in tax equivalent total revenue.  The Company’s efficiency ratio increased modestly in the first quarter of 2005 driven by the expense increases outlined above in the “Non-interest Expense” discussion.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2005	2004

Non-interest expense	$9,815	$8,728
Amortization of core deposit and other intangibles	(180)	(180)
Investment in limited partnership	(108)	(56)
Net non-interest expense	$9,527	$8,492

Fully tax equivalent income:
Net interest income	$13,845	$12,282
Non-interest income	2,609	2,568
Tax benefit adjustment for tax-exempt income	330	313
Total fully tax equivalent Income	$16,783	$15,163

Efficiency Ratio	56.8%	56.0%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Tax provision	$2,166	$1,947
Effective tax rate	35.0%	36.0%

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	March 31, 2005	% of Total	December 31, 2004	% of Total
Commercial and residential real estate mortgage	$639,929	66.01%	$600,108	64.08%
Commercial and residential real estate construction	193,390	19.95%	199,140	21.26%
Commercial	119,099	12.29%	119,823	12.79%
Agricultural	11,162	1.15%	11,514	1.23%
Installment and other	3,904	0.60%	4,160	0.71%
Lease financing	1,904	0.20%	1,768	0.19%
Total	969,388	100.00%	936,513	100.00%
Deferred loan fees and costs, net	(2,953)	-0.29%	(3,008)	-0.33%
Less allowance for loan and lease losses	(14,288)	-1.47%	(13,786)	-1.47%
Total net loans and leases	$952,147		$919,719

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2005	2004
Non-accrual loans	$1,045	$889
Non-performing assets as a % of total assets	0.09%	0.07%
Non-accrual loans as a % of gross loans	0.11%	0.10%
Ratio of allowance for loan and lease losses to non-accrual loans	13.67	15.51

The Company’s non-accrual loans increased from $889,000 to $1,045,000 in the first three months of 2005. The Company’s “coverage ratio” or the ratio of allowance for loan and lease losses to non-accrual loans decreased from 15.51 to 13.67 during the first three months of 2005.  The Company carried no other real estate as of March 31, 2005 or December 31, 2004.

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

It is the policy of management to make additions to the allowance for loan and lease losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at March 31, 2005 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans and leases in excess of the allowance may be required in future periods. The provision for loan and lease losses reflects an accrual sufficient to cover projected potential charge-offs.  The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan and lease portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments.

The following table summarizes the activity in the allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Beginning balance for allowance for loan and lease losses	$13,786	$11,529
Provision for loan and lease losses	450	710
Charge offs:
Commercial	45	25
Real estate	—	—
Agricultural	—	—
Other	8	19
Total charge offs	53	44
Recoveries:
Commercial	103	13
Real estate	—	—
Agricultural	—	—
Other	2	1
Total recoveries	105	14
Net recoveries (charge offs)	52	(30)
Undisbursed amount transferred out	—	(44)
Ending balance	$14,288	$12,165
Allowance for loan and lease losses to total loans	1.47%	1.42%
Annualized net recoveries (charge offs) to average loans	0.02%	-0.01%

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at March 31, 2005 was 10.7% and was 12.7% at December 31, 2004.  The reduction in the liquidity ratio at March 31, 2005 is due to a decrease in cash and cash equivalents of  $17 million which can primarily be attributed to growth in gross loans of $32 million offset by growth in deposits and borrowings of $17 million.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans held for sale) by total liabilities. The Company’s Management believes it maintains adequate liquidity levels.

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

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan and lease losses.  Subordinated debentures in the amount of $36 million are included in the Company’s Tier 1 capital as of March 31, 2005 and December 31, 2004, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	March 31, 2005					December 31, 2004
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company

Total risk-based capital to risk-weighted assets	11.0%	12.3%	10.6%	11.5%	12.7%	10.3%	12.3%	11.8%	11.2%	12.6%
Tier 1 capital to risk-weighted assets	9.8%	11.0%	9.3%	10.3%	11.5%	9.0%	11.0%	10.5%	9.9%	11.3%
Tier 1 capital to average assets (leverage ratio)	8.1%	8.6%	8.7%	9.0%	9.7%	7.3%	8.5%	9.6%	8.6%	9.5%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since substantially all of the Company’s interest earning assets and interest bearing liabilities are located at the banking subsidiary level, most of the Company’s interest rate risk exposure lies at the banking subsidiary level other than $36 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the banking subsidiary level. The subsidiary banks’ real estate loan portfolios, concentrated primarily within Northern California, are subject to risks associated with their local economies.

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

Management deploys an interest rate sensitivity measurement tool to measure the Company’s exposure to future changes in interest rates.  This model measures the expected cash flows and repricing of each financial asset/liability separately in measuring the Company’s and each bank’s interest sensitivity. Based on the results of this model, management believes the Company balance sheet is “asset sensitive” at this time.  This means the Company expects (all other things being equal) to expand its net interest income if market rates rise and expects it conversely to contract if market rates fall.  The level of potential or expected contraction indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter to further validate the expected results against actual data.

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of March 31, 2005.  The estimates are derived from an asset/liability management model first deployed in April 2003.  There are numerous underlying assumptions, including but not limited to, 1) a static balance sheet and mix of earning assets and interest-bearing liabilities; 2) instruments that mature are assumed to be replaced by similar instruments at prevailing market rates; 3) interest rate changes assume a parallel shift in the yield curve and 4) changes in deposit rates will correlate to prevailing interest rates to the same degree that the Company has experienced in the past.  Management believes these assumptions are appropriate, but if they are inaccurate they could have an impact on the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on April 1, 2005).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$63,710	$6,733	11.82%
200 basis point rise	61,599	4,621	8.11%
100 basis point rise	59,338	2,361	4.14%
50 basis point rise	58,175	1,198	2.10%
Base scenario	56,977	0	0.00%
50 basis point decline	55,176	(1,801)	-3.16%
100 basis point decline	53,500	(3,478)	-6.10%
200 basis point decline	50,457	(6,520)	-11.44%

	Ramp scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$59,100	$2,123	3.73%
200 basis point rise	58,426	1,448	2.54%
100 basis point rise	57,706	729	1.28%
50 basis point rise	57,349	372	0.65%
Base scenario	56,977	0	0.00%
50 basis point decline	56,287	(690)	-1.21%
100 basis point decline	55,593	(1,384)	-2.43%
200 basis point decline	54,338	(2,640)	-4.63%

The following table shows the loan portfolio composition by rate type as of March 31, 2005.  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower without penalty if the borrower chooses to do so.  The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision (dollars in thousands).

Loans	Balance	% of Total
Variable	$550,976	57%
Variable at Floor *	192,716	20%
Fixed	225,696	23%
Total Gross Loans	$969,388	100%

* Variable Loans at Floor
	Coming off Floor		Repricing Schedule
Rate Increase Scenarios	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$181,115	95%	$23,874	$53,157	$37,111	$36,958	$30,015	$181,115
100 bps	4,608	1%	2,776	1,174	244	107	308	4,608
>100 bps	6,993	4%	4,367	123	1,405	445	653	6,993
Total at Floor	$192,716	100%	$31,018	$54,454	$38,760	$37,509	$30,975	$192,716

Based on the data presented above, management believes that approximately 76% of total loans will ultimately adjust if market interest rates increase 50 basis points, approximately 59% will adjust within one year of the rate change.

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

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of their evaluation.

PART II. Other Information

Item #1. Legal proceedings

The Company and its subsidiaries are involved in various routine legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item #2. Unregistered sales of equity securities and use of proceeds

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

10.5

Western Sierra Bancorp 1997 Stock Option Plan, form of incentive stock option and form of nonqualified stock option agreements are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 10.11 and are incorporated herein by this reference.

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

10.9	Executive Salary Continuation Agreement dated February 1, 2002, between Mr. Kirk N. Dowdell. (1)

10.10

Severance Benefits Agreement dated July 25, 2002 between Mr. Gary D. Gall and Western Sierra Bancorp included as an exhibit to the Registrant’s 10-K for December 31, 2004 and incorporated herein by this reference.

10.11

Western Sierra National Bank Incentive Compensation Plan for Senior Management is contained in the Registrant’s Registration Statement on Form S-4, file # 333-66675, as Exhibit 10.12 and is incorporated herein by this reference.

10.12	Wells Fargo Note Contract dated April 10, 2003. (1)

10.13	Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank. (1)

10.14	Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank. (1)

10.15	Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank. (1)

10.16	Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003. (2)

10.17	Summary of financial terms for Western Sierra Statutory Trusts III and IV. (2)

10.18	Severance Benefits Agreement dated February 10, 2004 between Mr. Anthony Gould and Western Sierra Bancorp. (3)

10.19	Western Sierra Bancorp 2004 Stock Option Plan is included as an exhibit in the Registrant’s Definitive Proxy Statement for 2004 and is incorporated herein by this reference.

10.20

Form of the nonqualified and incentive agreements for the Western Sierra Bancorp 2004 stock option plan is included as an exhibit in the Registrant’s September 30, 2004 10-Q and is incorporated herein by this reference.

10.21	Employment Agreement dated May 3, 2005, between the Company and Patrick J. Rusnak

11.1	Statement re: Computation of earnings per share is included in Note 12 to the consolidated financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould

32.2	Section 906 Certification by Gary D. Gall

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

Date: May 6, 2005

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer