Form 10-Q
period 2005-06-30
WESTERN SIERRA BANCORP
filed 2005-08-09
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 2, 2005 there were approximately 7,729,000 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Consolidated Balance Sheet

(dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Cash and due from banks	$45,146	$29,975
Federal funds sold	58,075	74,630
Cash and cash equivalents	103,221	104,605

Interest-bearing deposits	—	1,200
Loans held for sale	1,551	2,685
Investment securities:
Trading	37	42
Available for sale (amortized cost $78,662 in 2005 and $81,106 in 2004)	80,216	82,521
Held to maturity (market value of $3,065 in 2005 and $3,202 in 2004)	2,955	3,067
Total investments	83,208	85,630
Portfolio loans:
Real estate mortgage	649,314	600,108
Real estate construction	216,645	199,140
Commercial	113,598	119,823
Agricultural	11,688	11,514
Other loans	5,394	5,928
Total gross loans	996,639	936,513
Deferred loan fees, net	(2,821)	(3,008)
Allowance for loan losses	(14,780)	(13,786)
Net portfolio loans	979,038	919,719

Premises and equipment, net	21,366	20,808
Goodwill and other intangible assets	33,537	33,913
Other assets	37,189	29,530
Total Assets	$1,259,110	$1,198,090

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$289,426	$272,250
Interest bearing deposits:
NOW, money market and savings	341,836	405,967
Time, over $100,000	241,185	185,935
Other time	168,098	158,814
Total deposits	1,040,545	1,022,966

Borrowed funds	57,500	21,500
Subordinated debentures	37,116	36,496
Other liabilities	3,932	6,977
Total liabilities	1,139,093	1,087,939

Shareholders’ equity:
Preferred stock- no par value; 15,000,000 shares authorized; none issued	—	—
Common stock- no par value; 15,000,000 shares authorized; issued - 7,762,983 shares in 2005 and 7,629,762 shares in 2004	69,793	68,125
Retained earnings	49,223	41,109
Accumulated other comprehensive income	1,007	917
Total shareholders’ equity	120,023	110,151
Total Liabilities and Shareholders’ Equity	$1,259,110	$1,198,090

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$17,225	$14,392	$33,338	$28,427
Interest on investment securities:
Taxable	505	386	903	755
Exempt from federal taxes	418	390	827	776
Interest on Federal funds sold	224	141	536	194
Total interest income	18,372	15,308	35,604	30,152

Interest expense:
Interest on deposits	3,084	2,170	5,755	4,174
Interest on borrowed funds	933	552	1,649	1,109
Total interest expense	4,017	2,721	7,404	5,283

Net interest income	14,355	12,587	28,200	24,869

Provision for loan losses (LLP)	460	600	910	1,310

Net interest income after LLP	13,895	11,987	27,290	23,559

Non-interest income:
Service charges and fees	1,332	1,220	2,518	2,415
Investment service fee income	248	86	378	377
Net gain on sale and packaging of residential mortgage loans	1,099	1,192	2,032	2,047
Gain on sale of government-guaranteed loans	291	—	403	—
Loss on sale of investment securities	—	(11)	(3)	(11)
Other income	561	227	812	453
Total non-interest income	3,531	2,713	6,140	5,281

Other expenses:
Salaries and benefits	5,902	4,881	11,305	9,768
Occupancy and equipment	1,669	1,435	3,280	2,787
Other expenses	2,915	2,414	5,536	4,723
Terminated merger expenses	400	—	400	—
Amortization of core deposit intangibles	180	180	360	360
Total other expenses	11,066	8,910	20,881	17,638

Income before income taxes	6,360	5,790	12,549	11,202

Income taxes	2,269	2,109	4,435	4,056
Net income	$4,091	$3,681	$8,114	$7,146

Basic earnings per share	$0.53	$0.49	$1.06	$0.95
Diluted earnings per share	$0.51	$0.47	$1.02	$0.91

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statement of Cash Flows

(dollars in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$8,114	$7,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	910	1,310
Depreciation and amortization	1,694	1,531
Deferred loan origination fees, net	(187)	(142)
Amortization of investment security premiums, net of accretion of discount	230	438
Loss on sale and call of available-for-sale investment securities	3	11
Decrease (increase) in trading securities	5	(3)
(Gain) loss on sale of premises and equipment	(7)	3
Increase in cash surrender value of life insurance policies	(483)	(322)
Compensation cost associated with the Bank’s ESOP	—	150
Decrease (increase) in loans held for sale	1,134	(969)
Decrease (increase) in accrued interest receivable and other assets	1,963	(263)
Decrease in accrued interest payable and other liabilities	(3,051)	(3,289)
Decrease (increase) in deferred taxes	974	(40)
Net cash provided by operating activities	11,299	5,561

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	2,997	2,000
Proceeds from called held-to-maturity investment securities	4	—
Purchases of available-for-sale investment securities	(7,700)	(16,773)
Principal repayments received from available-for-sale SBA Pools and mortgage-backed securities	6,913	6,408
Principal repayments received from held-to-maturity mortgaged-backed securities	107	313
Net decrease in interest-bearing deposits in banks	1,200	198
Net increase in loans	(60,042)	(51,526)
Proceeds from the sale of premises and equipment	21	—
Purchases of premises and equipment	(1,906)	(1,220)
Purchase of life insurance policies	(8,800)	—
Net cash used in investing activities	(67,206)	(60,600)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(46,955)	$67,664
Net increase in time deposits	64,534	56,819
Net increase in borrowings	36,000	10,500
Proceeds from ESOP borrowings	—	150
Repayment of ESOP borrowings	—	(150)
Purchase of unearned ESOP shares	—	(150)
Repurchase of common stock	—	(85)
Proceeds from the exercise of stock options	944	954
Net cash provided by financing activities	54,523	135,702
(Decrease) Increase in cash and cash equivalents	(1,384)	80,663
Cash and cash equivalents at beginning of year	104,605	55,964
Cash and cash equivalents at end of year	$103,221	$136,627

Cash paid during the period for income taxes:	$4,439	$5,055

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$137	$(1,208)

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB), collectively (“Banks”).  All significant inter-company balances and transactions have been eliminated.  Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three and six-month periods ended June 30, 2004 may have been reclassified to conform to the presentation of the consolidated financial statements in 2005.

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

2.  Stock-based Compensation

At June 30, 2004, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$4,091	$3,681	$8,114	$7,146
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards,net of related tax effects	(253)	(145)	(439)	(459)

Pro forma net income	$3,838	$3,536	$7,675	$6,687

Basic earnings per share - as reported	$0.53	$0.49	$1.06	$0.95
Basic earnings per share - pro forma	$0.50	$0.47	$1.00	$0.89

Diluted earnings per share - as reported	$0.51	$0.47	$1.02	$0.91
Diluted earnings per share - pro forma	$0.48	$0.45	$0.97	$0.86

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic EPS Computation:
Numerator—net income	$4,091	$3,681	$8,114	$7,146
Denominator— weighted average number of shares outstanding	7,713,103	7,556,145	7,679,307	7,506,844
Basic earnings per share	$0.53	$0.49	$1.06	$0.95

Diluted EPS Computation:
Numerator—net income	$4,091	$3,681	$8,114	$7,146
Denominator— weighted average number of shares outstanding	7,713,103	7,556,145	7,679,307	7,506,844
Effect of dilutive stock options	242,078	317,054	276,321	349,414
	7,955,181	7,873,199	7,955,618	7,856,258
Diluted earnings per share	$0.51	$0.47	$1.02	$0.91

4.  Stock Repurchase Plan

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of June 30, 2005, the Company had repurchased 3,000 shares at an average price of approximately $28.27.

5.  Commitments and Contingencies

Leases

In April 2005, the Company signed a contract for an office lease that will be the headquarters and a branch of Western Sierra National Bank located at One Capital Mall Suite 600, Sacramento, CA  95814.  The term is for 7 years and the monthly payments begin in October 2005 at approximately $17,000 per month or $2.50 per square foot for the first twelve months and increase approximately 2% annually thereafter.

Financial Instruments With Off-Balance-Sheet Risk

The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of their customers and to reduce their exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, letters of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

The Banks exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Banks use the same credit policies in making commitments and letters of credit as they do for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	June 30, 2005	December 31, 2004
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$37,321	$33,019
Commercial real estate, construction and land development commitments:
Secured by real estate	180,686	211,737
Not secured by real estate	1,366	1,105
Other commercial commitments not secured by real estate	54,051	53,099
Agricultural commitments	2.093	3,261
Other commitments	3,884	3,872
	$279,401	$306,093
Letters of credit	$21,730	$22,866

Real estate commitments are generally secured by property with loan-to-value ratios not to exceed 80%.  In addition, the majority of the Banks’  commitments have variable interest rates.

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

Commitments to sell loans are agreements to sell to another party loans originated by the Banks.  The Banks only sell loans to third parties without recourse.  The Banks are not exposed to credit loss if the borrower fails to perform according to the promissory note as long as the Banks has fulfilled their obligations stated in the sales commitment.

Legal Proceedings

The Company is not a party to any legal proceeding that Management expects will result in an adverse decision resulting in a material effect on the future operating results or financial condition

6.  Comprehensive Income

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004

Net income	$4,091	$3,681	$8,114	$7,146
Other comprehensive income:
Holding gains (losses) arising during period, net of tax	669	(1,261)	88	(803)
Re-classification adjustment, net of tax	—	7	2	7
Total other comprehensive income (loss)	669	(1,254)	90	(796)
Total comprehensive income	$4,760	$2,427	$8,204	$6,350

7.  Termination of Agreement with Gold Country Financial Services

In November 2004, the Company entered into a definitive merger agreement to acquire Gold Country Financial Services, the holding company for Gold Country Bank, headquartered in Marysville, California.  This agreement was terminated by the mutual consent of both parties in June of 2005.  Under the terms of the agreement, Gold Country Bank was to be merged into WSNB in a stock and cash transaction valued at approximately $23.1 million.  As a result of the termination of the merger agreement, the Company recorded terminated merger expense of $400,000 in the quarter ended June 30, 2005.

8.  New Accounting Pronouncements

In April 2005, the SEC announced that FAS 123R requirements for stock option expense recognition will be deferred until January 1, 2006 and will be reflected on the Company’s first interim report thereafter.  As originally issued by the FASB, public companies were required to implement Statement 123R as of the beginning of the first reporting period beginning after June 15, 2005.

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

5.     The Company’s exposure to real estate values in the markets that it serves, as over 80% of the Banks’  loans are secured by real estate.

6.     Asset/Liability matching risks and liquidity risks.

7.     Volatility and devaluation in the securities markets.

8.     A rise in short term rates that flattens or inverts the yield curve and the resulting effect on the Company’s cost of funds and ability to sustain deposit growth

For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Forward-Looking Information”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2004 to June 30, 2005. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2005 compared to the same periods in 2004. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System, and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and operates twelve branch offices and one loan production office.  The head office will be relocating to One Capitol Mall, Sacramento California in October 2005.  Western Sierra National Bank does not have any other subsidiaries other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

Lake Community Bank was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on November 15, 1984. Lake Community Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve System. Lake Community Bank engages in the general commercial banking business in Lake County from its headquarters banking office located at 805 Eleventh Street, Lakeport, CA, a branch in Kelseyville, CA and a loan production office in Middletown. Lake Community Bank does not have any affiliates or subsidiaries.

Central California Bank was incorporated under the laws of the State of California on January 13, 1997 and commenced operations on April 24, 1998. Central California Bank is an insured bank under the Federal Deposit Insurance Act and became a member of the Federal Reserve System in January 2003. In July 2003, Central Sierra Bank merged into Central California Bank.  Central California Bank engages in the general commercial banking business in Tuolumne and Stanislaus counties from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its fourteen branches and a loan production office.  Central California Bank does not have any affiliates or subsidiaries.

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

Employees.  At June 30, 2005, the Company and its subsidiaries employed 381 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Financial Condition

The Company increased total assets from $1.20 billion at December 31, 2004 to $1.26 billion at June 30, 2005, an increase of $61 million or 5.1%. The two primary components of asset growth were portfolio loans, which grew $63 million, and other assets, which increased $8 million.  Growth in other assets was primarily a result of purchasing approximately $8.8 million in bank owned life insurance, or “BOLI”, which was purchased to generate income to offset rising benefit costs.  The policies yield are subject to change annually by the respective insurance companies and are expected to average approximately 4.5% on a tax equivalent basis during 2005. These increases in total assets were partially funded by a reduction in the investment portfolio of $2.4 million.  Asset growth was primarily funded by growth in borrowed funds of $36 million and growth in deposits of $18 million.

During the first six months of 2005, non-interest bearing deposits increased from $272 million at year-end 2004 to $289 million at June 30, 2005.  Included in non-interest deposits are local title company deposits, which have increased $23 million from $36 million at December 31, 2004 to $59 million at June 30, 2005.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first six months of 2005, the service fees on title company deposits incurred by the Company were less than 1% of the average title company deposits outstanding.

Results of Operations

The Company reported net income of $4.09 million for the three months ended June 30, 2005 (or $0.51 per diluted share) compared to $3.68 million (or $0.47 per diluted share) for the same period in 2004.  The quarterly earnings represent an increase of $410,000 or 11.1% in net income and an 8.5% increase diluted earnings per share over the second quarter ended June 30, 2004.  The six month earnings represent an increase of $968,000 or 13.5% in net income and a 12.1% increase diluted earnings per share over the six months ended June 30, 2004.

The primary factors contributing to the increase in operating results during the three and six-month period ended June 30, 2005 as compared to the same periods in 2004 include:

1.     An increase in net interest income of $1.77 million or 14% in the second quarter over the same period in 2004 and $3.33 million or 13.4% in the first six months of 2005 as compared to 2004.  The net increase is due to an overall increase in average earning assets and the benefit of recent rate increases applied to the Company’s asset sensitive balance sheet.

2.     A decrease in loan loss provisions of $140,000 and $400,000 for the second quarter and six-month period ended June 30, 2005 as compared to the same periods in 2004.  The percentage of loan loss reserves to gross loans was 1.48% at June 30, 2005 as compared to 1.47% at December 31, 2004 and 1.45% at June 30, 2004.

3.     An increase in non-interest income of $818,000 and $859,000 for the second quarter and six-month period ended June 30, 2005 as compared to the same periods in 2004.  The increase is primarily due to the gain on sale of government-guaranteed loans of $291,000 and $403,000 for the second quarter and six-month period ended June 30, 2005 and the settlement of $275,000 from a historical contract dispute recognized in the second quarter.

4.     An effective tax rate of 35.7% and 35.3% for the three and six-month periods of 2005 as compared to 36.4% and 36.2% in the same periods of the previous year.

The above factors were offset in part by:

1.     Total other expenses increased $2.16 million or 24% and $3.24 million or 18% over the second quarter and six-month period of the previous year.  Included in total other expenses for the second quarter was merger expense of $400,000 for the termination of the Gold Country Financial Services transaction and $370,000 in compensation expense related to the retirement of the Company’s former Chief Operating Officer.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.35% for the second quarter of 2005 as compared to 1.32% for the second quarter of

2004.  Return on equity (“ROE”) was 14.12% for the second quarter of 2005 as compared to 14.94% for the second quarter of 2004.  The compression of ROE was largely due to growth in equity, which exceeded the Company’s income growth rate due to the retention of the Company’s earnings and the additional capital received from the exercise of stock options.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended June 30, 2005, interest income on a tax equivalent basis increased by $3.0 million to $18.6 million or 20% over the same period in 2004. Interest expense on deposit accounts and borrowings increased $1.3 million or 48% over the same three-month period ended June 30, 2004. Average earning assets yielded (on a fully tax equivalent basis) 6.80% versus 6.20% a year ago, the effect of which was partially offset by an increase in the cost of funds where the average cost of funds increased to 1.97% from 1.42% a year ago. Net interest income (on a tax equivalent basis) increased $1.8 million or 14% to $14.6 million. The net interest margin increased 22 basis points to 5.33% from 5.11% for the same three-month period a year ago.

For the six months ended June 30, 2005, interest income on a tax equivalent basis increased by $5.5 million to $36.1 million or 18% over the same period in 2004. Interest expense on deposit accounts and borrowings increased $2.1 million or 40% over the same six-month period ended June 30, 2004. Average earning assets yielded (on a fully tax equivalent basis) 6.68% versus 6.30% a year ago, the effect of which was partially offset by an increase in the cost of funds where the average cost of funds increased to 1.83% from 1.42% a year ago. Net interest income (on a tax equivalent basis) increased $3.4 million or 13% to $28.7 million. The net interest margin increased 10 basis points to 5.21% for the same six-month period a year ago.

Net interest margin has improved, increasing 22 and 10 basis points respectively for the three and six-month periods ended June 30, 2005 as compared to the same periods in 2004.  The primary reasons that the Company was able to improve its net interest margin are 1) an increase in the average loan to deposit ratio from 92% and 94% for the three and six-month periods ended June 30, 2004 to 97% and 95% for the same periods in 2005, 2) a shift in the mix of average earning assets to higher yielding instruments as evidenced by the decrease in average fed funds to $32 million in the second quarter of 2005 from $52 million in the second quarter of 2004, 3) the benefit of the increase in market interest rates to the Company’s “asset sensitive” balance sheet and 4) an increase in the percentage of average non-interest deposits to total deposits from 26% and 25% for the three and six-month periods ended June 30, 2004 to 27% for both of the same periods in 2005.

Overall, yields trended up from the prior year as a result of market interest rates.  The most significant increase was realized in federal funds sold, which increased to 2.84% for the second quarter of 2005 as compared to 0.98% in the same period of 2004.  This increase was due to the increases in the federal funds rate and it’s expected that the yield on other interest interest-bearing instruments will gradually increase over time due to the addition of new higher yielding instruments at the current market rate to the existing portfolio and periodic repricing adjustments on certain loans.

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

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	June 30, 2005			June 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans (3)	$982,444	$17,236	7.04%	$866,378	$14,405	6.69%
Tax exempt investment securities	37,527	644	6.88%	34,399	598	7.00%
Taxable investment securities	45,597	505	4.44%	45,541	376	3.32%
Federal funds sold	31,674	224	2.84%	57,604	141	0.98%
Interest bearing deposits in banks	—	—	—	4,000	10	1.01%
Average earning assets	1,097,242	18,609	6.80%	1,007,923	15,530	6.20%
Other assets	137,099			124,402
Less ALL	(14,681)			(12,446)
Average total assets	$1,219,660			$1,119,879
Interest bearing liabilities:
Savings, Now and Money Market	$359,448	$705	0.79%	$349,772	$599	0.69%
Time deposits	377,498	2,380	2.53%	351,437	1,571	1.80%
Other borrowings (1)	80,010	933	4.68%	68,279	552	3.25%
Average interest bearing liabilities	816,956	4,017	1.97%	769,487	2,722	1.42%
Non-interest bearing liabilities	279,283			241,998
Other liabilities	7,235			9,291
Shareholders’ equity	116,187			99,103
Average total liabilities and shareholders’ equity	$1,219,660			$1,119,879
Net interest-rate spread			4.83%			4.78%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.50%			0.33%
Net interest income and net interest margin (2)		$14,592	5.33%		$12,808	5.11%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets.

(3) Includes loans on non-accrual status.

	Six Months Ended
	June 30, 2005			June 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Portfolio loans (3)	$964,102	$33,360	6.98%	$852,007	$28,453	6.72%
Tax exempt investment securities	37,233	1,272	6.89%	34,231	1,194	7.01%
Taxable investment securities	45,892	896	3.94%	46,349	735	3.19%
Federal funds sold	41,647	536	2.60%	39,667	194	0.98%
Interest bearing deposits in banks	590	7	2.39%	3,974	20	1.01%
Average earning assets	1,089,464	36,072	6.68%	976,229	30,596	6.30%
Other assets	134,182			121,863
Less ALL	(14,359)			(12,151)
Average total assets	$1,209,288			$1,085,941
Interest bearing liabilities:
Savings Deposits	$379,468	$1,566	0.83%	$342,768	$1,142	0.67%
Time deposits	363,777	4,189	2.32%	340,019	3,032	1.79%
Other borrowings (1)	71,145	1,649	4.67%	67,556	1,109	3.30%
Average interest bearing liabilities	814,389	7,404	1.83%	750,343	5,283	1.42%
Non-interest bearing liabilities	273,595			228,424
Other liabilities	7,539			10,331
Shareholders’ equity	113,764			96,843
Average total liabilities and shareholders’ equity	$1,209,288			$1,085,941
Net interest-rate spread			4.85%			4.88%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.46%			0.33%
Net interest income and net interest margin (2)		$28,668	5.31%		$25,313	5.21%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets

(3) Includes loans on non-accrual status.

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not specifically attributable to rate or volume have been allocated to rate changes (dollars in thousands).

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$1,935	$896	$2,831
Tax-exempt investment securities	55	(9)	45
Taxable investment securities	0	129	129
Federal funds sold	(64)	147	83
Interest-bearing deposits	(10)	0	(10)
Net increase	1,916	1,162	3,079
Increase in interest expense:
Interest-bearing accounts	17	89	106
Time deposits	117	692	809
Other borrowings (1)	95	286	381
Net increase	229	1,066	1,296
Total net increase	$1,688	$96	$1,783

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

	Six Months Ended June 30, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$3,733	$1,175	$4,908
Tax-exempt investment securities	104	(26)	78
Taxable investment securities	(7)	168	161
Federal funds sold	10	332	342
Interest-bearing deposits	(17)	4	(13)
Net increase	3,823	1,653	5,476
Increase in interest expense:
Savings, Now and Money Market	122	302	424
Time deposits	211	945	1,157
Other borrowings (1)	59	482	540
Net increase	392	1,729	2,121
Total net increase (decrease)	$3,431	$(76)	$3,355

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, and mortgage loan origination and processing fees.

For the three and six-month periods ended June 30, 2005, total non-interest income increased $818,000 or 30% and $859,000 or 16% over the same periods in 2004.  This increase is due in part to the gain on sale of government-guaranteed loans of $291,000 and $403,000 for the three and six-month periods ended June 30, 2005, there were no such gains recorded in 2004.

In addition, service charge income increased $112,000 or 9% and $103,000 or 4%, and investment service fee income increased $162,000 or 188% and $1,000 or 0.03% for the three and six-month periods ended June 30, 2005 as compared to the same periods of 2004.

The Company also received proceeds of $275,000 for a settlement of a historic contract dispute, which was recorded in other income in the second quarter of 2005.

The increase to non-interest income was offset by a reduction in gains on the sale and packaging of residential mortgage loans of $93,000 or 8% and $15,000 or 0.7% from the three and six-month periods of 2004.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $2.16 million or 24% and $3.24 million or 18% over the same three and six-month periods of 2004.  Approximately $327,000 or 15% of the second quarter increase and $690,000 or 21% of the year-to-date increase relates to operating costs of three new branches that were opened during the fourth quarter of 2004.  Salaries and benefits increased $1.02 million or 21% and $1.54 million or 16% over the same three and six-month periods of last year, partially due to $370,000 in compensation expense related to the retirement of the Company’s former Chief Operating Officer in the second quarter of 2005.  Other expenses increased $501,000 or 21% and $813,000 or 17% over the same three and six-month periods in 2004, partially due to two separate $100,000 reserves for operational losses were recorded during the first and second quarter of 2005.  Also included in total non-interest expense was $400,000 in terminated merger charges recorded in the second quarter of 2005 for the termination of the Gold Country Financial Services merger agreement.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$5,902	2.16%	$4,881	1.95%	$11,305	2.09%	$9,768	2.01%
Occupancy & equipment	1,669	0.61%	1,435	0.57%	3,280	0.61%	2,787	0.57%
Other expenses	2,915	1.07%	2,414	0.96%	5,536	1.02%	4,723	0.97%
Terminated merger expenses	400	0.15%	—	—	400	0.07%	—	—
Amortization of core deposit intangibles	180	0.07%	180	0.07%	360	0.07%	360	0.07%
Total non-interest expense	$11,066	4.06%	$8,910	3.56%	$20,881	3.85%	$17,638	3.63%

Efficiency Ratio

The Company uses a widely accepted banking operating ratio as a measure of its progress in improving operating efficiency.  The efficiency ratio is derived by dividing total non-interest expenses (excluding amortization of intangibles, investments in tax credit limited partnerships and terminated merger expenses) by the sum of tax adjusted net interest income and non-interest income.  Simply put, this ratio describes the operating expense necessary to generate $1 in tax equivalent total revenue.  The Company’s efficiency ratio increased modestly in the second quarter and six-month periods of 2005 driven by the expense increases outlined above in the “Non-interest Expense” discussion.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Non-interest expense	$11,066	$8,910	$20,881	$17,638
Amortization of core deposit intangibles	(180)	(180)	(360)	(360)
Investment in limited partnership	(108)	(56)	(216)	(112)
Merger expenses	(400)	—	(401)	—
Net non-interest expense	$10,378	$8,674	$19,904	$17,166

Fully tax equivalent income:
Net interest income	$14,355	$12,587	$28,200	$24,869
Non-interest income	3,531	2,713	6,140	5,281
Tax benefit adjustment for tax-exempt income	365	310	696	596
Total fully tax equivalent income	$18,251	$15,609	$35,036	$30,746

Efficiency Ratio	56.9%	55.6%	56.8%	55.8%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Tax provision	$2,269	$2,109	$4,435	$4,056
Effective tax rate	35.7%	36.4%	35.3%	36.2%

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	June 30, 2005	% of Total	December 31, 2004	% of Total
Commercial and residential real estate mortgage	$649,313	65.15%	$600,108	64.08%
Commercial and residential real estate construction	216,645	21.74%	199,140	21.26%
Commercial	113,598	11.40%	119,823	12.79%
Agricultural	11,688	1.17%	11,514	1.23%
Other loans	5,394	0.54%	5,928	0.63%
Total	996,639	100.00%	936,513	100.00%
Deferred loan fees and costs, net	(2,821)	-0.29%	(3,008)	-0.33%
Less allowance for loan losses	(14,780)	-1.48%	(13,786)	-1.47%
Total net loans	$979,038		$919,719

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2005	December 31, 2004
Non-accrual loans	$1,583	$889
Non-performing assets as a % of total assets	0.11%	0.07%
Non-accrual loans as a % of gross loans	0.16%	0.10%
Ratio of allowance for loan losses to non-accrual loans	9.37	15.51

The Company’s non-accrual loans increased from $889,000 to $1,583,000 in the first six months of 2005.  The increase was driven by the addition of a loan in the amount of $679,000 which is secured by a first deed of trust on a local property. Management expects this loan to be paid off by year end with no material loss to the Company.  The Company’s “coverage ratio” or the ratio of allowance for loan losses to non-accrual loans decreased from 15.51 to 9.34 during the first six months of 2005.  The Company carried no other real estate as of June 30, 2005 or December 31, 2004.

Allowance for Loan losses

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan losses, independent loan reviews, current charges to and recoveries within the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

The adequacy of the Company’s allowance for loan losses is based on specific and formula allocations to the Company’s loan portfolio. Specific allocations are made for impaired loans. The specific allocations are increased or decreased through management’s reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions which is applied against the general portfolio segments.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at June 30, 2005 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods. The provision for loan losses reflects an accrual sufficient to cover projected potential charge-offs.  The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance for allowance for loan losses	$14,288	$12,209	$13,786	$11,529
Provision for loan losses	460	600	910	1,310
Charge offs:
Commercial	238	150	308	175
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	37	6	20	25
Total charge offs	275	156	328	200
Recoveries:
Commercial	274	7	376	20
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	33	1	36	2
Total recoveries	307	8	412	22
Net recoveries (charge offs)	32	(148)	84	(178)
Ending balance	$14,780	$12,661	$14,780	$12,661
ALL to total loans	1.48%	1.45%	1.48%	1.45%
Annualized net recoveries (charge offs) to average loans	0.01%	-0.07%	0.02%	-0.04%
Annualized provision to average loans	0.02%	0.03%	0.02%	0.03%

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for investments and liquidity. The objectives of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at June 30, 2005 was 11.4% and was 12.7% at December 31, 2004.  The reduction in the liquidity ratio at June 30, 2005 is due to a decrease in unpledged available-for-sale investments of $6.0 million and a decrease in cash and cash equivalents of $1.4 million which can primarily be attributed to growth in gross loans of $63 million offset by growth in deposits and borrowings of $54 million.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans held for sale) by total liabilities. In the first six months of 2005 gross loans grew $60 million while deposits grew $18 million.  As a result of this deficit management increased FHLB borrowings by $36 million.  While the Company has over $100 million in available FHLB borrowings, management has deployed a series of strategies designed to increase deposit gathering which management expects will result in improved deposit growth in the coming periods.  Management believes it maintains adequate liquidity levels.

Capital Adequacy

Overall capital adequacy is monitored on a regular basis by management and reported to the Board of Directors on a monthly basis. The Company’s and subsidiary banks’ regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum risk-based and leverage ratio guidelines. Under the risk-based capital standards, assets reported on the Company’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity and qualifying subordinated debentures) and “Tier 2” capital (defined as principally comprising the qualifying portion of the allowance for loan losses and any remaining subordinated debentures).

                The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (“leverage ratio”) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan losses.  Subordinated debentures in the amount of $36 million are included in the Company’s Tier 1 capital as of June 30, 2005 and December 31, 2004, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	June 30, 2005					December 31, 2004
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company

Total risk-based capital to risk-weighted assets	11.2%	12.6%	11.5%	11.9%	13.1%	10.3%	12.3%	11.8%	11.2%	12.6%
Tier 1 capital to risk-weighted assets	9.9%	11.3%	10.2%	10.6%	11.8%	9.0%	11.0%	10.5%	9.9%	11.3%
Tier 1 capital to average assets (“leverage ratio”)	8.0%	8.6%	9.0%	9.2%	9.8%	7.3%	8.5%	9.6%	8.6%	9.5%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at June 30, 2005.

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

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of June 30, 2005.  The estimates are derived from an asset/liability management model first deployed in April 2003.  There are numerous underlying assumptions, including but not limited to, 1) a static balance sheet and mix of earning assets and interest-bearing liabilities; 2) instruments that mature are assumed to be replaced by similar instruments at prevailing market rates; 3) interest rate changes assume a parallel shift in the yield curve and 4) changes in deposit rates will correlate to prevailing interest rates to the same degree that the Company has experienced in the past.  Management believes these assumptions are appropriate, but if they are inaccurate they could have an impact on the results of operations.  Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on July 1, 2005).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$66,595	$7,429	12.56%
200 basis point rise	64,286	5,120	8.65%
100 basis point rise	61,810	2,643	4.47%
50 basis point rise	60,514	1,348	2.28%
Base scenario	59,166	0	0.00%
50 basis point decline	57,212	(1,954)	-3.30%
100 basis point decline	55,246	(3,920)	-6.63%
200 basis point decline	51,345	(7,821)	-13.22%

	Ramp scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$61,682	$2,515	4.25%
200 basis point rise	60,889	1,723	2.91%
100 basis point rise	60,047	881	1.49%
50 basis point rise	59,615	449	0.76%
Base scenario	59,166	0	0.00%
50 basis point decline	58,390	(777)	-1.31%
100 basis point decline	57,593	(1,573)	-2.66%
200 basis point decline	55,973	(3,194)	-5.40%

The following table shows the loan portfolio composition by rate type as of June 30, 2005.  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower without penalty if the borrower chooses to do so.  The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision (dollars in thousands).

Loans	Balance	% of Total
Variable	$564,243	57%
Variable at Floor *	191,342	19%
Fixed	241,054	24%
Total Gross Loans	$996,63	100%

	* Variable Loans at Floor
	Coming off Floor		Repricing Schedule
Rate Increase Scenarios	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$182,423	95%	$37,101	$38,165	$36,906	$38,546	$31,705	$182,423
100 bps	2,491	1%	1,801	582	109	—	—	2,491
>100 bps	6,428	4%	2,841	749	1,747	442	649	6,428
Total at Floor	$191,342	100%	$41,743	$39,496	$38,761	$38,988	$32,354	$191,342

Based on the data presented above, management believes that approximately 75% of total loans will ultimately adjust if market interest rates immediately increased 50 basis points, of which approximately 46% will adjust within one year of the rate change.

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

Item #2. Unregistered sales of equity securities and use of proceeds

N/A

Item #3. Defaults upon Senior Securities

N/A

Item #4.    Submission of Matters to a Vote of Security Holders

Proposal  1. Election of Directors:

	Voted For	Withheld
Charles W. Bacchi	5,936,221	84,296
Mathew A. Bruno Sr.	5,956,276	64,241
Lary A. Davis	5,929,891	90,626
William M. Eames	5,944,833	75,684
William Fisher	5,953,772	66,745
Gary D. Gall	5,934,516	76,001
Jan T. Haldeman	5,893,165	127,352
Howard Jahn	5,956,075	64,442
Alan J. Kleinert	5,930,307	90,210
Lori A. Warden	5,953,509	67,368

Proposal 2. Amendment of the Western Sierra Bancorp 1997, 1999, and 2004 Stock Option Plans.  To designate the maximum aggregate number of shares that may be issued under each plan for Incentive Stock Options.

Voted for:	3,622,006
Abstained:	98,424
Against:	96,538
Not Voted	2,199,458

Proposal 3. Ratification of Appointment of Accountants. To ratify the appointment of Perry-Smith LLP as the Company’s independent public accountants.

Voted for:	5,922,683
Abstained:	36,867
Against:	56,875

Item #5. Other Information

N/A

Item #6A. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.1 and are incorporated herein by this reference.

3.2	Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.2 and are incorporated herein by this reference.

3.3	Amendments to Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-76678, as Exhibit 3.2 and are incorporated herein by this reference.

10.1	Severance Benefits Agreement dated January 16, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp. (3)

10.2	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank. (1)

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

10.21	Employment Agreement dated May 3, 2005, between Western Sierra Bancorp and Patrick J. Rusnak is included in the Registrant’s March 31, 2005 10-Q and is incorporated herein by this reference.

10.22

Retirement, Consulting and Noncompetition Agreement dated June 30, 2005 between Western Sierra Bancorp and John G. Briner was filed on Form 8-K, file #000-25979, and is incorporated herein by this reference.

10.23	Executive Survivor Income Agreement dated July 13, 2005 between Western Sierra Bank and Anthony J. Gould was filed on Form 8-K, file #000-25979, and is incorporated herein by this reference.

10.24	Deferred Compensation Agreement dated July 22, 2005 between Western Sierra Bancorp and Patrick J. Rusnak was filed on Form 8-K, file #000-25979, and is incorporated herein by this reference.

11.1	Statement re: Computation of earnings per share is included in Note 12 to the consolidated financial statements.

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould

32.2	Section 906 Certification by Gary D. Gall

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

Date: August 5, 2005

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer