Form 10-Q
period 2005-09-30
WESTERN SIERRA BANCORP
filed 2005-11-09
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 4, 2005 there were approximately 7,732,000 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

Index to Form 10-Q

PART I. Financial Information
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheet September 30, 2005 and December 31, 2004
Consolidated Statement of Income Three and nine months ended September 30, 2005 and 2004
Consolidated Statement of Cash Flows Nine months ended September 30, 2005 and 2004
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II. Other Information
Item 1. Legal proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Consolidated Balance Sheet

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS:
Cash and due from banks	$41,824	$29,975
Federal funds sold	65,400	74,630
Cash and cash equivalents	107,224	104,605

Interest-bearing deposits	—	1,200
Loans held for sale	2,242	2,685
Investment securities:
Trading	42	42
Available for sale (amortized cost $79,982 in 2005 and $81,106 in 2004)	80,759	82,521
Held to maturity (market value of $3,005 in 2005 and $3,202 in 2004)	2,918	3,067
Total investments	83,719	85,630
Portfolio loans:
Real estate mortgage	667,532	600,108
Real estate construction	226,535	199,140
Commercial	109,048	119,823
Agricultural	17,841	11,514
Other loans	8,540	5,928
Total gross loans	1,029,496	936,513
Deferred loan fees, net	(3,506)	(3,008)
Allowance for loan losses	(15,251)	(13,786)
Net portfolio loans	1,010,739	919,719

Premises and equipment, net	21,084	20,808
Goodwill and other intangible assets	33,357	33,913
Other assets	39,110	30,150
Total Assets	$1,297,475	$1,198,710

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$317,092	$272,250
Interest bearing deposits:
NOW, money market and savings	375,499	405,967
Time, over $100,000	225,951	185,935
Other time	157,530	158,814
Total deposits	1,076,072	1,022,966

Borrowed funds	52,000	21,500
Subordinated debentures	37,116	37,116
Other liabilities	7,958	6,977
Total liabilities	1,173,146	1,088,559

Shareholders’ equity:
Preferred stock- no par value; 15,000,000 shares authorized; none issued	—	—
Common stock- no par value; 15,000,000 shares authorized; issued - 7,732,216 shares in 2005 and 7,629,762 shares in 2004	69,895	68,125
Retained earnings	53,934	41,109
Accumulated other comprehensive income	500	917
Total shareholders’ equity	124,329	110,151
Total Liabilities and Shareholders’ Equity	$1,297,475	$1,198,710

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$18,715	$14,971	$52,053	$43,398
Interest on investment securities:
Taxable	443	485	1,346	1,238
Exempt from federal taxes	429	391	1,256	1,167
Interest on Federal funds sold	481	203	1,017	397
Total interest income	20,068	16,050	55,672	46,200

Interest expense:
Interest on deposits	3,613	2,336	9,368	6,510
Interest on borrowed funds	1,116	549	2,765	1,658
Total interest expense	4,729	2,885	12,133	8,168

Net interest income	15,339	13,165	43,539	38,032

Provision for loan losses (LLP)	540	600	1,450	1,910

Net interest income after LLP	14,799	12,565	42,089	36,122

Non-interest income:
Service charges and fees	1,531	1,205	4,049	3,620
Investment service fee income	254	140	632	517
Net gain on sale and packaging of residential mortgage loans	1,160	986	3,192	3,033
Gain on sale of government-guaranteed loans	152	—	555	—
Gain (Loss) on sale of investment securities	1	(1)	(2)	(12)
Other income	332	216	1,144	671
Total non-interest income	3,430	2,546	9,570	7,829

Other expenses:
Salaries and benefits	5,972	4,892	17,277	14,660
Occupancy and equipment	1,757	1,505	5,037	4,292
Other expenses	2,904	2,338	8,442	7,061
Terminated merger expenses	—	—	398	—
Amortization of core deposit intangibles	180	180	540	540
Total other expenses	10,813	8,915	31,694	26,553

Income before income tax	7,416	6,196	19,965	17,398

Income taxes	2,706	2,347	7,141	6,403
Net income	$4,710	$3,849	$12,824	$10,995

Basic earnings per share	$0.61	$0.51	$1.67	$1.46
Diluted earnings per share	$0.59	$0.49	$1.61	$1.40

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Consolidated Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$12,824	$10,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,450	1,910
Depreciation and amortization	2,557	2,311
Deferred loan origination fees, net	498	77
Amortization of investment security premiums, net of accretion of discount	321	647
Loss on sale and call of available-for-sale investment securities	2	12
Increase in trading securities	—	(7)
(Gain) loss on sale of premises and equipment	(17)	3
Increase in cash surrender value of life insurance policies	(733)	(479)
Compensation cost associated with ESOP	—	150
Decrease in loans held for sale	443	129
Decrease in accrued interest receivable and other assets	2,152	29
Increase (decrease) in accrued interest payable and other liabilities	981	(2,296)
Decrease in deferred taxes	(60)	(60)
Net cash provided by operating activities	19,864	13,421

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	5,179	2,550
Proceeds from called held-to-maturity investment securities	4	—
Proceeds from matured available-for-sale investment securities	—	45
Purchases of available-for-sale investment securities	(14,449)	(20,770)
Principal repayments received from available-for-sale SBA Pools and mortgage-backed securities	10,070	9,621
Principal repayments received from held-to-maturity mortgaged-backed securities	143	378
Net decrease in interest-bearing deposits in banks	1,200	198
Net increase in loans and leases	(92,968)	(104,634)
Proceeds from the sale of premises and equipment	42	—
Purchases of premises and equipment	(2,318)	(2,237)
Purchase of life insurance policies	(8,800)	—
Net cash used in investing activities	(101,897)	(114,849)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$14,374	$96,155
Net increase in time deposits	38,732	37,318
Net increase in borrowings	30,500	850
Proceeds from ESOP borrowings	—	150
Repayment of ESOP borrowings	—	(150)
Purchase of unearned ESOP shares	—	(150)
Repurchase of common stock	—	(85)
Proceeds from the exercise of stock options	1,046	1,190
Net cash provided by financing activities	84,652	135,278

Increase in cash and cash equivalents	2,619	33,850

Cash and cash equivalents at beginning of year	104,605	55,964

Cash and cash equivalents at end of year	$107,224	$89,814

Cash paid during the period for income taxes:	5,864	6,980

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(641)	$240

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB), collectively (“Banks”).  All significant inter-company balances and transactions have been eliminated.  Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three and nine-month periods ended September 30, 2004 may have been reclassified to conform to the presentation of the consolidated financial statements in 2005.

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

2.   Stock-based Compensation

At September 30, 2005, the Company has four stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the affect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$4,710	$3,849	$12,824	$10,995

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,076)	(185)	(1,514)	(644)

Pro forma net income	$3,634	$3,664	$11,310	$10,351

Basic earnings per share - as reported	$0.61	$0.51	$1.67	$1.46
Basic earnings per share - pro forma	$0.47	$0.48	$1.47	$1.37

Diluted earnings per share - as reported	$0.59	$0.49	$1.61	$1.40
Diluted earnings per share - pro forma	$0.46	$0.47	$1.42	$1.32

On August 25, 2005, the Company issued a Form 8-K reporting that the Board of Directors approved the acceleration of vesting of certain unvested stock options held by certain directors, executive officers and employees.  The board believed that was in the best interest of the shareholders to accelerate the vesting of these options, as it will have a positive impact on the future earnings of the Company.

The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation cost in the Consolidated Statement of Income in future financial statements upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which, when effective, will require all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values at the grant date.  SFAS 123R will become effective as to the Company beginning January 1, 2006.  This action has been taken as a result of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” issued by the Financial Accounting Standards Board, which the Company must adopt on January1, 2006.

The 144,843 stock options (at an average strike price of $26.55) affected by the accelerated vesting represent approximately 24.7% of the outstanding stock options awarded and approximately 1.9% of current shares outstanding. The share acceleration was comprised of 67,293 to executive officers, 22,050 to Directors and 55,500 to other officers of the Company.

The effect of acceleration of options on the total stock-based compensation expense shown above was approximately $649,000.  Thus, absent the acceleration, the $1,076,000 and $1,514,000 stock-based compensation expense, net of related tax effects, shown in the table above for the three and nine period ended September 30, 2005 would have been $427,000 and $865,000 respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic EPS Computation:
Numerator—net income	$4,710	$3,849	$12,824	$10,995
Denominator— weighted average number of shares outstanding	7,729,240	7,594,692	7,696,779	7,535,254
Basic earnings per share	$0.61	$0.51	$1.67	$1.46

Diluted EPS Computation:
Numerator—net income	$4,710	$3,849	$12,824	$10,995
Denominator— weighted average number of shares outstanding	7,729,240	7,594,692	7,696,779	7,535,254
Effect of dilutive stock options	242,805	316,121	264,894	338,165
	7,972,045	7,910,813	7,961,673	7,873,419
Diluted earnings per share	$0.59	$0.49	$1.61	$1.40

4.   Stock Repurchase Plan

On January 16, 2004 the Company announced that the Board of Directors approved a plan to utilize up to $2 million (or less than 1% of the total outstanding shares) to repurchase the Company’s common stock.  As of September 30, 2005, the Company had repurchased 3,000 shares at an average price of approximately $28.27.  There was no repurchases in the nine month period ended September 30, 2005.

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

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	September 30,	December 31,
	2005	2004
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$38,514	$33,019
Commercial real estate, construction and land development commitments:
Secured by real estate	214,293	211,737
Not secured by real estate	745	1,105
Other commercial commitments not secured by real estate	47,294	53,099
Agricultural commitments	1,295	3,261
Other commitments	4,043	3,872
	$306,184	$306,093
Letters of credit	$21,514	$22,866

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

Legal Proceedings

The Company is not a party to any legal proceeding that Management expects will result in an adverse decision resulting in a material effect on the future operating results or financial condition of the Company.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$4,710	$3,849	$12,824	$10,995
Other comprehensive income:
Holding gains (losses) arising during period, net of tax	(505)	896	(413)	93
Re-classification adjustment, net of tax	(1)	1	2	8
Total other comprehensive income (loss)	(506)	897	(411)	101
Total comprehensive income	$4,204	$4,746	$12,413	$11,096

7.              Termination of Agreement with Gold Country Financial Services

In November 2004, the Company entered into a definitive merger agreement to acquire Gold Country Financial Services, the holding company for Gold Country Bank, headquartered in Marysville, California.  This agreement was terminated by the mutual consent of both parties in June of 2005.  Under the terms of the agreement, Gold Country Bank was to be merged into WSNB in a stock and cash transaction valued at approximately $23.1 million.  As a result of the termination of the merger agreement, the Company recorded terminated merger expenses of $398,000 in the quarter ended June 30, 2005.

8.              New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement Number 123 (revised 2004) (“SFAS 123 (R)”), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule amending the effective date of SFAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company.

The Company currently expects to adopt SFAS No. 123R effective January 1, 2006. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards before and after the adoption of this standard. As further discussed in Note 2, the initial impact of adopting SFAS 123(R) has been mitigated by the acceleration of vesting of certain options.

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

3.               Decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Bank’s loans.

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

8.               A rise in short term rates that flattens or inverts the yield curve which may have a negative effect on the Company’s net interest margin, cost of funds ,ability to sustain deposit growth.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2004 to September 30, 2005. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System, and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at 4080 Plaza Goldorado Circle, Cameron Park, and operates twelve branch offices and one loan production office.  The head office will be relocating to One Capitol Mall, Sacramento California in October 2005 [Status?].  Western Sierra National Bank does not have any other subsidiaries other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

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

Employees.  At September 30, 2005, the Company and its subsidiaries employed 368 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Financial Condition

The Company increased total assets from $1.20 billion at December 31, 2004 to $1.30 billion at September 30, 2005, an increase of $99 million or 8.3%. The two primary components of asset growth were portfolio loans, which grew $93 million, and other assets, which increased $10 million.

The increase in loans of $99 million was comprised almost entirely of real estate mortgage growth of $68 million and real estate construction growth of $27 million.  This growth can be attributed to continued economic growth and development in the markets in which the Banks operate.  At September 30, 2005 the Banks’ largest single loan outstanding was $17.5 million and the ten largest loans totaled approximately $115 million dollars in aggregate balances outstanding.

Growth in other assets was primarily a result of purchasing approximately $8.8 million in bank owned life insurance, or “BOLI”, which was purchased to generate income to offset rising benefit costs.  The policies yields are subject to change annually by the respective insurance companies and are expected to average approximately 4.5% on a tax equivalent basis during 2005. These increases in total assets were partially funded by a reduction in the investment portfolio of $1.9 million.

Asset growth was primarily funded by growth in deposits of $53 million and growth in borrowed funds of $31 million.  During the first nine months of 2005, non-interest bearing deposits increased from $272 million at year-end 2004 to $317 million at September 30, 2005.  Included in non-interest deposits are local title company deposits, which have increased $22 million from $36 million at December 31, 2004 to $58 million at September 30, 2005.  These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company.  During the first nine months of 2005, the service fees on title company deposits incurred by the Company were less than 1% of the average title company deposits outstanding.

Results of Operations

The Company reported net income of $4.71 million for the three months ended September 30, 2005 (or $0.59 per diluted share) compared to $3.85 million (or $0.49 per diluted share) for the same period in 2004.  The quarterly earnings represent an increase of $861,000 or 22.4% in net income and a 20.4% increase in diluted earnings per share over the third quarter ended September 30, 2004.   The nine month earnings represent an increase of $1,829,000 or 16.6% in net income and a 15.0% increase in diluted earnings per share over the nine months ended September 30, 2004.

The primary factors contributing to the increase in operating results during the three and nine-month period ended September 30, 2005 as compared to the same periods in 2004 include:

1.               An increase in net interest income of $2.17 million or 16.5% in the third quarter over the same period in 2004 and $5.51 million or 14.5% in the first nine months of 2005 as compared to 2004.  The net increase is due to an overall increase in average earning assets and the benefit of recent rate increases applied to the Company’s asset sensitive balance sheet.

2.               A decrease in loan loss provisions of $60,000 and $460,000 for the third quarter and nine-month period ended September 30, 2005 as compared to the same periods in 2004.    The percentage of allowance for loan losses to gross loans was 1.48% at September 30, 2005 as compared to 1.47% at December 31, 2004 and 1.41% at September 30, 2004.

3.               An increase in non-interest income of $884,000 and $1,741,000 for the third quarter and nine-month period ended September 30, 2005 as compared to the same periods in 2004.  The increase is primarily due to deposit service charges and fees of $326,000 and $429,000, the gain on sale of government-guaranteed loans of $152,000 and $555,000 for the third quarter and nine-month period ended September 30, 2005 and the settlement of $275,000 from a historical contract dispute recognized in the second quarter of 2005.

4.               An effective tax rate of 36.5% and 35.8% for the three and nine-month periods of 2005 as compared to 37.9% and 36.8% in the same periods of the previous year.

The above factors were offset in part by:

1.               Total other expenses increased $1.9 million or 21.3% and $5.14 million or 19.4% over the third quarter and nine-month period of the previous year.  Included in total other expenses for the nine-month period of 2005 was terminated merger expense of $398,000 for the termination of the Gold Country Financial Services transaction and $370,000 in compensation expense related to the retirement of the Company’s former Chief Operating Officer.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.47% for the third quarter of 2005 as compared to 1.33% for the third quarter of 2004.  Return on equity (“ROE”) was 15.38% for the third quarter of 2005 as compared to 15.03% for the third quarter of 2004.   The increase in ROE was largely due to growth in net income, which exceeded the Company’s equity growth rate despite increased capital ratios from the retention of the Company’s earnings and the additional capital received from the exercise of stock options.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended September 30, 2005, interest income on a tax equivalent basis increased by $4.0 million to $20.3 million or 24.8% over the same period in 2004. Interest expense on deposit accounts and borrowings increased $1.8 million or 63.9% over the same three-month period ended September 30, 2004. Average earning assets yielded (on a fully tax equivalent basis) 7.00% versus 6.20% a year ago, the effect of which was partially offset by an increase in the cost of funds where the average cost of funds increased to 2.21% from 1.46% a year ago. Net interest income (on a tax equivalent basis) increased $2.2 million or 16.4% to $15.6 million. The net interest margin increased 27 basis points to 5.37% from 5.10% for the same three-month period a year ago.

For the nine months ended September 30, 2005, interest income on a tax equivalent basis increased by $9.5 million to $56.4 million or 20.3% over the same period in 2004. Interest expense on deposit accounts and borrowings increased $4.0 million or 48.6% over the same nine-month period ended September 30, 2004. Average earning assets yielded (on a fully tax equivalent basis) 6.79% versus 6.27% a year ago, the effect of which was partially offset by an increase in the cost of funds where the average cost of funds increased to 1.96% from 1.43% a year ago. Net interest income (on a tax equivalent basis) increased $5.5 million or 14.3% to $44.2 million. The net interest margin increased 16 basis points to 5.33% from 5.17% for the same nine-month period a year ago.

Net interest margin has improved, increasing 27 and 16 basis points respectively for the three and nine-month periods ended September 30, 2005 as compared to the same periods in 2004.  The primary reasons that the Company was able to improve its net interest margin are 1) an increase in the average loan to deposit ratio from 90.1% and 92.3% for the three and nine-month periods ended September 30, 2004 to 96.1% and 95.3% for the same periods in 2005; 2) the benefit of the increase in market interest rates to the Company’s “asset sensitive” balance sheet; 3) an increase in the percentage of average non-interest deposits to total deposits from 26.1% and 25.4% for the three and nine-month periods ended September 30, 2004 to 28.0% and 27.3% for the same periods in 2005; and 4) the benefit the Company has experienced as interest rates paid on Now, Money Market and Savings accounts have not yet increased to their normal relationship with prevailing market rates since market interest rate increases began in June 2004.

Overall, yields trended up from the prior year as a result of market interest rates.  The yield on earning assets reached 7.00% in the third quarter of 2005 an increase of 20 basis points from the second quarter of 2005 and 80 basis points higher than the third quarter of 2004.  The Cost of Funds was 1.64% for the third quarter of 2005 up 17 basis pints from the second quarter of 2005 and 54 basis points from the third quarter of 2004.  The difference between the increase in yields of 80 basis points and the increase of cost of funds of just 54 basis points over the past twelve months was the primary driver of margin expansion of 27 basis points during the period.

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

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Portfolio loans (3)	$1,013,338	$18,726	7.33%	$890,047	$14,983	6.70%
Tax exempt investment securities	38,417	660	6.82%	34,222	602	6.99%
Taxable investment securities	43,482	443	4.04%	56,931	470	3.28%
Federal funds sold	55,475	481	3.44%	59,038	203	1.37%
Interest bearing deposits in banks	—	—	4,000	16	1.54%
Average earning assets	1,150,712	20,310	7.00%	1,044,238	16,273	6.20%
Other assets	136,695			124,152
Less ALLL	(15,020)			(12,843)
Average total assets	$1,272,387			$1,155,547
Interest bearing liabilities:
Savings, Now and Money Market deposits	$357,754	$732	0.81%	$376,649	$687	0.73%
Time deposits	400,984	2,881	2.85%	353,440	1,648	1.86%
Other borrowings (1)	88,991	1,116	4.98%	55,354	549	3.95%
Average interest bearing liabilities	847,729	4,729	2.21%	785,444	2,885	1.46%
Non-interest bearing liabilities	295,793			257,783
Other liabilities	7,402			10,429
Shareholders’ equity	121,463			101,892
Average total liabilities and shareholders’ equity	$1,272,387			$1,155,547
Net Interest-Rate Spread			4.79%			4.74%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.58%			0.36%
Net interest income and net interest margin (2)		$15,582	5.37%		$13,388	5.10%

(1) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(2) Net interest margin is calculated by dividing net interest income by average earning assets.

(3) Includes loans on non-accrual status.

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Yield/		Average	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Portfolio loans (3)	$980,694	$52,086	7.10%	$864,779	$43,436	6.71%
Tax exempt investment securities	37,632	1,932	6.87%	34,228	1,795	7.01%
Taxable investment securities	45,080	1,339	3.97%	49,903	1,202	3.22%
Federal funds sold	46,307	1,017	2.94%	46,171	397	1.15%
Interest bearing deposits in banks	391	7	2.39%	3,983	36	1.19%
Average earning assets	1,110,104	56,382	6.79%	999,064	46,867	6.27%
Other assets	135,030			123,046
Less ALLL	(14,582)			(12,383)
Average total assets	$1,230,552			$1,109,727
Interest bearing liabilities:
Savings, Now and Money Market deposits	$372,150	$2,299	0.83%	$354,145	$1,830	0.69%
Time deposits	376,315	7,069	2.51%	344,525	4,680	1.81%
Other borrowings (1)	77,159	2,765	4.79%	63,459	1,658	3.49%
Average interest-bearing liabilities	825,624	12,133	1.96%	762,129	8,168	1.43%
Non-interest bearing liabilities	281,076			238,281
Other liabilities	7,493			10,778
Shareholders’ equity	116,359			98,538
Average total liabilities and shareholders’ equity	$1,230,552			$1,109,727
Net Interest-Rate Spread			4.83%			4.83%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.50%			0.34%
Net interest income and net interest margin (2)		$44,249	5.33%		$38,699	5.17%

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$2,081	$1,662	$3,743
Tax-exempt investment securities	74	(16)	58
Taxable investment securities	(111)	85	(26)
Federal funds sold	(12)	290	278
Interest-bearing deposits	(16)	—	(16)
Net increase	2,016	2,021	4,037
Increase in interest expense:
Savings, Now and Money Market deposits	(35)	80	45
Time deposits	222	1,010	1,232
Other borrowings (1)	335	231	566
Net increase	522	1,321	1,843
Total net increase (decrease)	$1,494	$700	$2,194

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

	Nine months Ended September 30, 2005 over 2004
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$5,822	$2,828	$8,650
Tax-exempt investment securities	179	(42)	137
Taxable investment securities	(116)	253	137
Federal funds sold	1	619	620
Interest-bearing deposits	(32)	3	(29)
Net increase	5,854	3,661	9,515
Increase in interest expense:
Savings, Now and Money Market deposits	93	377	470
Time deposits	432	1,957	2,389
Other borrowings (1)	358	748	1,106
Net increase	883	3,082	3,965
Total net increase (decrease)	$4,971	$579	$5,550

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, gains on the sale of government-guaranteed loans, and mortgage loan origination and processing fees.

For the three and nine-month periods ended September 30, 2005, total non-interest income increased $884,000 or 34.7% and $1,741,000 or 22.2% over the same periods in 2004.  This increase is due in part to the increase in service charge income of $326,000 or 27.1% and $429,000 or 11.9% for the three and nine-month periods ended September 30, 2005 as compared to the same periods of 2004.

In addition, the company recorded gains on the sale of government-guaranteed loans of $152,000 and $555,000 for the three and nine-month periods ended September 30, 2005, there were no such gains recorded in 2004.  Income from the sale and packaging of residential mortgage loans increased $174,000 or 17.6% and $159,000 or 5.2% for the three and nine-month periods ended September 30, 2005 as compared to the same periods of 2004.  Investment service fee income increased $114,000 or 81.4% and $115,000 or 22.2% for the three and nine-month periods ended September 30, 2005 as compared to the same periods of 2004

The Company also received proceeds of $275,000 for a settlement of a historic contract dispute, which was recorded in other income in the second quarter of 2005.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $1.9 million or 21.3% and $5.14 million or 19.4% over the same three and nine-month periods of 2004.  Salaries and benefits increased $1.08 million or 22.1% and $2.62 million or 17.9% over the same three and nine-month periods of last year, partially due to $370,000 in compensation expense related to the retirement of the Company’s former Chief Operating Officer in the second quarter of 2005.  Other expenses increased $566,000 or 24.2% and $1,381,000 or 19.6% over the same three and nine-month periods in 2004, partially due to two separate $100,000 reserves for operational losses were recorded during the first and second quarter of 2005.  Also included in total non-interest expense was $398,000 in terminated merger charges recorded in the second quarter of 2005 for the termination of the Gold Country Financial Services merger agreement.

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended September 30,				Nine months Ended September 30,
	2005		2004		2005		2004
	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets	Expense	% of Avg Earning Assets
Salaries and benefits	$5,972	1.86%	$4,892	1.68%	$17,277	1.88%	$14,660	1.76%
Occupancy & equipment	1,757	0.55%	1,505	0.52%	5,037	0.55%	4,292	0.52%
Other expenses	2,906	0.91%	2,338	0.80%	8,442	0.92%	7,061	0.85%
Terminated merger expenses	(2)	0.00%	—	0.00%	398	0.04%	—	0.00%
Amortization of core deposit intangibles	180	0.06%	180	0.06%	540	0.06%	540	0.06%
Total non-interest expense	$10,813	3.37%	$8,915	3.07%	$31,694	3.44%	$26,553	3.20%

Efficiency Ratio

The Company uses a widely accepted banking operating ratio as a measure of its progress in improving operating efficiency.  The efficiency ratio is derived by dividing total non-interest expenses (excluding amortization of intangibles, investments in tax credit limited partnerships and terminated merger expenses) by the sum of tax adjusted net interest income and non-interest income.  Simply put, this ratio describes the operating expense necessary to generate $1 in tax equivalent total revenue.  The Company’s efficiency ratio increased modestly in the third quarter and nine-month periods of 2005 driven by the expense increases outlined above in the “Non-interest Expense” discussion.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Non-interest expense	$10,813	$8,915	$31,694	$26,553
Merger expenses	(108)	(56)	(324)	(168)
Amortization of core deposit intangibles	(2)	—	(398)	—
Investment in limited partnership	(180)	(180)	(540)	(540)
Net non-interest expense	$10,523	$8,679	$30,432	$25,845

Fully tax equivalent income:
Net interest income	$15,339	$13,165	$43,539	$38,032
Non-interest income	3,430	2,546	9,570	7,829
Tax benefit adjustment for tax-exempt income	376	310	1,072	933
Total fully tax equivalent income	$19,145	$16,021	$54,181	$46,794

Efficiency Ratio	55.0%	54.2%	56.2%	55.2%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Tax provision	$2,706	$2,347	$7,141	$6,403
Effective tax rate	36.5%	37.9%	35.8%	36.8%

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	September 30,	% of	December 31,	% of
	2005	Total	2004	Total
Commercial and residential real estate mortgage	$667,532	64.84%	$600,108	64.08%
Commercial and residential real estate construction	226,535	22.00%	199,140	21.26%
Commercial	109,048	10.59%	119,823	12.79%
Agricultural	17,841	1.73%	11,514	1.23%
Other loans	8,540	0.83%	5,928	0.63%
Total	1,029,496	100.00%	936,513	100.00%
Deferred loan fees and costs, net	(3,507)	-0.34%	(3,008)	-0.29%
Less allowance for loan losses	(15,251)	-1.48%	(13,786)	-1.47%
Total net loans	$1,010,739		$919,719

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2005	2004
Non-accrual loans	$890	$889
Non-performing assets as a % of total assets	0.07%	0.07%
Non-accrual loans as a % of gross loans	0.09%	0.10%
Ratio of allowance for loan losses to non-accrual loans	17.14	15.51

   The Company’s non-accrual loans increased from $889,000 to $890,000 in the first nine months of 2005.  The Company’s “coverage ratio” or the ratio of allowance for loan losses to non-accrual loans increased from 15.5 to 17.1 during the first nine months of 2005.  The Company carried no other real estate owned as of September 30, 2005 or December 31, 2004.

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

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at September 30, 2005 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods. The provision for loan losses reflects an accrual sufficient to cover projected potential charge-offs.  The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Beginning balance for allowance for loan losses	$14,780	$12,661	$13,786	$11,529
Provision for loan losses	540	600	1,450	1,910
Charge offs:
Commercial	105	257	393	432
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	4	1	44	26
Total charge offs	109	258	437	458
Recoveries:
Commercial	40	78	416	97
Real estate	—	—	—	—
Agricultural	—	—	—	—
Other	—	2	37	4
Total recoveries	41	80	453	101
Net (charge offs) recoveries	(68)	(178)	15	(357)
Ending balance	$15,251	$13,082	$15,251	$13,082
ALL to total loans	1.48%	1.41%	1.48%	1.41%
Annualized net (charge offs) recoveries to average loans	-0.03%	-0.08%	0.00%	-0.06%
Annualized provision to average loans	0.21%	0.27%	0.20%	0.29%

Liquidity

   A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for investments and liquidity. The objectives of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at September 30, 2005 was 10.8% and was 12.7% at December 31, 2004.  The reduction in the liquidity ratio at September 30, 2005 is due to a decrease in unpledged available-for-sale investments of $13.4 million and growth in total liabilities of $85 million.  Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans held for sale) by total liabilities. In the first nine months of 2005 gross loans grew $93 million while deposits grew $53 million.  As a result of this deficit, management increased FHLB borrowings by $30.5 million.  While the Company has over $100 million in available FHLB borrowings, management has deployed a series of strategies designed to increase deposit gathering which management expects will result in improved deposit growth in the coming periods.  Management believes it maintains adequate liquidity levels.

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

    The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to average assets (“leverage ratio”) is 4.0% (5.0% to be considered well-capitalized).  The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized).  At least one-half (4%) of the total risk-based capital is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan losses.  Subordinated debentures in the amount of $36 million are included in the Company’s Tier 1 capital as of September 30, 2005 and December 31, 2004, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	September 30, 2005					December 31, 2004
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company

Total risk-based capital to risk-weighted assets	12.2%	11.3%	12.2%	12.0%	13.0%	10.3%	12.3%	11.8%	11.2%	12.6%
Tier 1 capital to risk-weighted assets	10.9%	10.1%	11.0%	10.7%	11.7%	9.0%	11.0%	10.5%	9.9%	11.3%
Tier 1 capital to average assets (“leverage ratio”)	9.0%	8.2%	9.9%	9.2%	9.9%	7.3%	8.5%	9.6%	8.6%	9.5%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at September 30, 2005.

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

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios.  The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of September 30, 2005.  The estimates are derived from an asset/liability management model first deployed in April 2003.  There are numerous underlying assumptions, including but not limited to, 1) a static balance sheet and mix of earning assets and interest-bearing liabilities; 2) instruments that mature are assumed to be replaced by similar instruments at prevailing market rates; 3) interest rate changes assume a parallel shift in the yield curve and 4) changes in deposit rates will correlate to prevailing interest rates to the same degree that the Company has experienced in the past.  Management believes these model assumptions individually and in the aggregate are reasonable.  However, the output of simulation modeling results in an estimate, not a precise calculation. If any of the assumptions used in the simulation modeling prove to be inaccurate, actual future results could differ materially from those projected.

Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on October 1, 2005).  Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$67,934	$7,708	12.80%
200 basis point rise	65,375	5,149	8.55%
100 basis point rise	62,777	2,551	4.24%
50 basis point rise	61,532	1,306	2.17%
Base scenario	60,226	0	0.00%
50 basis point decline	58,308	(1,918)	-3.19%
100 basis point decline	56,364	(3,862)	-6.41%
200 basis point decline	52,555	(7,671)	-12.74%

	Ramp scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$62,730	$2,504	4.16%
200 basis point rise	61,895	1,669	2.77%
100 basis point rise	61,044	818	1.36%
50 basis point rise	60,649	423	0.70%
Base scenario	60,226	0	0.00%
50 basis point decline	59,478	(748)	-1.24%
100 basis point decline	58,707	(1,519)	-2.52%
200 basis point decline	57,087	(3,139)	-5.21%

The following table shows the loan portfolio composition by rate type as of September 30, 2005.  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower without penalty if the borrower chooses to do so.  The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision to do so (dollars in thousands).

Loans	Balance	% of Total
Variable	$616,273	60%
Variable at Floor *	180,071	17%
Fixed	233,152	23%
Total Gross Loans	$1,029,496	100%

Variable Loans at Floor

Rate Increase Scenarios	Coming off Floor		Repricing Schedule
	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$174,062	96.7%	$44,229	$36,899	$30,978	$43,267	$18,688	$174,062
100 bps	1,887	1.0%	1,541	0	346			1,887
>100 bps	4,122	2.3%	2,538	29	743	168	645	4,122
Total at Floor	$180,071	100%	$48,308	$36,928	$32,067	$43,434	$19,333	$180,071

Of the fixed loans outstanding at September 30, 2005 approximately 40% will come due within one year.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management including the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls:  In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

10.22

Retirement, Consulting and Noncompetition Agreement dated September 30, 2005 between Western Sierra Bancorp and John G. Briner was filed on Form 8-K, file #000-25979, and is incorporated herein by this reference.

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

Date: November 7, 2005

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer