Form 10-K
period 2005-12-31
WESTERN SIERRA BANCORP
filed 2006-03-15
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes  ☐           No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $235,000,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of March 10, 2006 there were 7,808,340 shares outstanding of the Registrant’s no par value common stock.

Documents Incorporated by Reference None

TABLE OF CONTENTS

PART I
Forward-Looking Information
Item 1.	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Securities Holders

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and the Banks must comply.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

General

Throughout this document all references to “The Company” shall mean Western Sierra Bancorp on a consolidated basis. All references to “The Banks”  shall refer to the Company’s four bank subsidiaries: Western Sierra National Bank (“WSNB”), Central California Bank (“CCB”), Auburn Community Bank (“ACB”), and Lake Community Bank (“LCB”).

The Company was incorporated under the laws of the State of California on July 11, 1996. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of WSNB, and on December 31, 1996, the reorganization was effected and shares of the Company’s common stock were exchanged for the common shares held by Western Sierra National Bank’s shareholders.

In April 1999, the Company acquired Roseville 1st National Bank and LCB in a stock for stock exchange. In May of 2000, the Company acquired Sentinel Community Bank in a stock for stock exchange. Each of these mergers was accounted for as a pooling of interests. Sentinel Community Bank was immediately merged into WSNB at the time of acquisition. In May of 2000, Roseville 1st National Bank was also merged into WSNB.

In April 2002, the Company acquired CCB for $3.7 million in cash and 378,272 shares of the Company’s stock. This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $2.3 million to goodwill and $1.9 million to core deposit intangible assets. In July 2002, the Sentinel Community Bank branches were transferred from WSNB to CCB.

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 606,260 shares of the Company’s stock. This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $11.6 million to goodwill and $2.9 million to core deposit intangible assets. Central Sierra Bank was merged into CCB at the time of the merger.

In December 2003, the Company acquired ACB for $6.5 million in cash and 524,964 shares of the Company’s stock. This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $14.5 million to goodwill and $1.8 million to core deposit intangible assets.

The Company is a registered bank holding company under the Bank Holding Company Act (“BHCA”). The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

At December 31, 2005 the Company had $1.29 billion in total assets and $1.05 billion in total deposits. The asset and deposit totals for the bank subsidiaries at December 31, 2004 were approximately: WSNB - $606 million in assets and $501 million in deposits, LCB - $109 million in assets and $96 million in deposits, CCB - $432 million in assets and $367 million in deposits, ACB - $135 million in assets and $94 million in deposits.

The table below shows geographic, economic, demographic and market share on counties that the Company had branch operations as of June 30, 2005:

California	Market	Number of	Company Deposits	Deposit Market	Percent of State	Total Population	Population Change	Projected Population Change	Median HH Income	HH Income Change	Projected HH Income Change
County	Rank	Branches	in Market	Share	Franchise	2005	2000-2005	2005-2010	2005	2000-2005	2005-2010
			($000)	(%)	(%)	(Actual)	(%)	(%)	($)	(%)	(%)
El Dorado	5	5	$222,838	10.46	21.19	$174,099	11.39	9.62	$61,108	18.31	17.90
Placer	8	6	201,376	3.90	19.14	321,518	29.44	29.59	68,132	18.67	17.32
Sacramento	20	5	153,016	0.83	14.55	1,374,087	12.31	11.96	50,901	15.79	15.77
Tuolumne	3	6	151,068	15.38	14.36	56,371	3.43	2.02	44,226	14.16	13.28
Lake	3	2	102,474	13.97	9.74	62,026	6.37	4.43	33,882	14.47	12.40
Calaveras	2	4	89,358	21.96	8.50	44,076	8.68	6.77	47,497	15.52	14.23
Amador	7	1	18,431	2.94	1.75	37,775	7.62	7.21	49,862	16.30	16.63
CA totals:		33	$1,051,848		100.00	$4,270,823

Weighted Average: California Franchise							13.13	12.13	54,652	16.75	15.85
Aggregate: Entire State of California						36,529,730	7.85	7.69	56,029	17.65	18.03
Aggregate: National						298,727,898	6.15	6.26	$49,747	17.98	17.36

Source:  SNL Data March 2006

WSNB was organized under national banking laws and commenced operations as a national bank on January 4, 1984. WSNB is a member of the Federal Reserve System, and the FDIC insures its deposits to the maximum amount permitted by law. WSNB’s head office is located at One Capitol Mall, Sacramento CA. Branch offices are located at 4011 Plaza Goldorado, Cameron Park, CA, 2661 Sanders Drive, Pollock Pines, CA, 3970 J Missouri Flat Road, Placerville, CA, 1450 Broadway, Placerville, CA, 3880 El Dorado Hills Blvd., El Dorado Hills, CA, 571 5th Street, Lincoln, CA, 1545 River Park Dr. #101 & #200, Sacramento, CA, 1801 Douglas Blvd., Roseville, CA, 6951 Douglas Blvd., Granite Bay, CA, 9050 Fairway Drive, Roseville, CA, 2779 East Bidwell, Folsom, CA, 9610 Bruceville Rd. #100, Elk Grove, CA and 2761 Del Paso Road, Sacramento, CA.

WSNB does not have any other subsidiaries other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

LCB was incorporated as a banking corporation under the laws of the State of California on March 9, 1984 and commenced operations as a California state-chartered bank on November 15, 1984. LCB is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve System. LCB engages in the general commercial banking business in Lake County from its headquarters banking office located at 805 Eleventh Street, Lakeport, CA, and its branch located at 4280 Main Street, Kelseyville, CA. LCB does not have any affiliates or subsidiaries.

CCB was incorporated under the laws of the State of California on January 13, 1997 and commenced operations on April 24, 1998. CCB is an insured bank under the Federal Deposit Insurance Act and became a member of the Federal Reserve System in January 2003. In July 2003, Central Sierra Bank merged into CCB. CCB engages in the general commercial banking business in Tuolumne and Stanislaus counties from its headquarters banking office located at 13753-A Mono Way, Sonora, CA, and its branches located at 400 E. Olive Ave, Turlock, CA, 3700 Lone Tree Way, Antioch, CA, 229 South Washington Street, Sonora, CA, 18711 Tiffeni Drive, Twain Harte, CA, 22712 Main Street, Columbia, CA, 373 West St. Charles Street, San Andreas, CA, 1239 South Main Street, Angels Camp, CA, 18281 Main Street, Jamestown, CA, 89 Lakewood Mall, Lodi, CA, 11 Ridge Road, Sutter Creek, CA, 87 Highway 26, Valley Springs, CA, 3505 Spangler Lane, Suite 300, Copperopolis, CA and 2525-A McHenry Ave, Modesto, CA and a loan production office located at 1111 Dunbar Road, Arnold, CA. Central California Bank does not have any affiliates or subsidiaries.

ACB, a state bank, was originally operating under the name of Auburn National Bank which was incorporated under the laws of the State of California on July 28, 1997, and commenced operations on February 2, 1998. On July 29, 1999, Auburn National Bank converted from national bank to a state non-member bank and was renamed Auburn Community Bank. ACB is an insured bank under the Federal Deposit Insurance Act and operates its headquarters banking office located at 412 Auburn-Folsom Road, Auburn, CA and its branch located at 11795 Atwood Road, Auburn, CA. ACB does not have any affiliates or subsidiaries.

Recent Events

On February 7, 2006, Western Sierra Bancorp (“Western Sierra”) entered into a Definitive Agreement and Plan of Reorganization (“Agreement”) with Umpqua Holdings Corporation (“Umpqua”). Under the terms of the Agreement, Western Sierra will merge with and into Umpqua, with Umpqua the surviving Company. The Agreement also provides for all of Western Sierra’s subsidiary banks to be merged with and into Umpqua Bank, with Umpqua Bank the surviving entity.

The Agreement provides for each outstanding Western Sierra common share to be exchanged for 1.61 shares of Umpqua common stock and for Western Sierra’s outstanding stock options to be converted at the same conversion rate. Approximately 12.5 million Umpqua common shares are expected to be issued in connection with the merger, which is expected to qualify as a tax-free reorganization.

The transaction is expected to be completed during the second quarter of 2006, subject to the satisfaction of customary conditions, including the favorable vote of Western Sierra and Umpqua shareholders and the receipt of either regulatory approvals or waivers, as the case may be.

Financial Services -Customer products that are not insured by the FDIC

In August 2003 WSNB established Western Sierra Financial Services. Woodbury Financial Services, a subsidiary of The Hartford Financial Services Group, Inc., acts as the broker-dealer for Western Sierra Financial Services. Bank customers have access to noninsured investments for retirement strategies, college funds, and insurance products through Western Sierra Financial Services. The program may eventually be deployed at ACB, CCB and LCB when management feels it is appropriate.

Subordinated Debentures

See Item 8, “Financial Statements and Supplementary Data, Note 11, Subordinated Debentures”.

Other Information Concerning the Company.  The Company holds no material patents, trademarks, licenses, franchises or concessions.

Banking Services.  The Bank’s primary service area is the Northern California communities of Cameron Park, Pollock Pines, Placerville, El Dorado Hills, Folsom, Lincoln, Sacramento, Elk Grove, Natomas, Roseville, Rocklin, Granite Bay, Sonora, Twain Harte, Columbia, San Andreas, Jamestown, Sutter Creek, Copperopolis, Valley Springs, Lodi, Modesto, Angels Camp, Auburn, Lakeport, Antioch and the surrounding communities. The Company’s primary business is servicing the banking needs of these communities and its marketing strategy stresses its local commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

The Banks offer a broad range of services to individuals and businesses in their primary service areas with an emphasis upon efficiency and personalized attention. The Company provides a full line of consumer services and also offers specialized services, such as courier services to small businesses, middle market companies and professional firms. Each of the Banks offer personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal (“NOW”), money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll, computer cash management and internet banking including bill payment. The Banks also make available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement and installment loans (as well as overdraft protection lines of credit), issue drafts and standby letters of credit, sell travelers’ checks (issued by an independent entity), offer ATMs tied in with major statewide and national networks, extend special considerations to senior citizens and offer other customary commercial banking services.

Most of the Bank’s deposits are obtained from commercial businesses, professionals and individuals. There were no customers with 5% or more of the Company’s deposits.

At the subsidiary Bank level there were three customers that represented 5% or more of the total deposits of that subsidiary bank at December 31, 2005. There was a title company deposit customer with $28.1 million or 5.6% of total deposits at WSNB, a title company deposit customer with $5.7 million or 5.9% of total deposits at LCB and a municipality customer with $10.8 million or 11.8% of total deposits at ACB. Other special services and products include both personal and business economy checking products, business cash management products, mortgage products and financial products (not insured by the FDIC) through Western Sierra Financial Services. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of loans and deposits.

Employees. At December 31, 2005, the Company and the Bank’s employed approximately 360 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Supervision and Regulation.

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory structure is to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the Company and the Banks are subject to the rules and regulations and the policies of various governmental regulatory authorities, including:

•      the Federal Reserve Board of Governors, or “FRB”;

•      the Federal Deposit Insurance Corporation, or “FDIC”;

•      the Office of the Comptroller of the Currency, or “OCC”; and

•      the California Department of Financial Institutions, or “DFI”.

The system of supervision and regulation applicable to the Company and its banking subsidiaries govern most aspects of their business, including:

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

Bank Dividends to the Company

The Company is entitled to receive dividends, when and as declared by the Banks’ boards of directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code and the U.S. Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of:(i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the California Department of Financial Institutions (“DFI”) , cash dividends may also be paid out of the greater of: (i) the bank’s retained earnings; (ii) net income for the bank’s last preceding fiscal year; or (iii) net income for the bank’s current fiscal year. If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Under the U.S. Code, the board of directors of a national bank may declare the payment of dividends from funds legally available, depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital, as dividends must be paid out of net profits then on hand, after deducting losses and bad debts. The payment of dividends by a national bank is further restricted by federal law, which prohibits a national bank from declaring a dividend on shares of common stock until its surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of the capital stock, until one-tenth of the bank’s net profits of the preceding half-year in the case of quarterly or semi-annual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. Moreover, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its retained net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

At December 31, 2005, the Banks had approximately $17.0 million in retained earnings available for dividend payment to the Company while maintaining “Well-Capitalized” status and compliance with the Company's internal capital policies.

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

Under Gramm-Leach-Bliley Act (discussed below) qualifying bank holding companies making an appropriate election to the FRB, to be deemed a financial holding company, may engage in a full range of financial activities, including insurance, securities and merchant banking. The Company does not currently have any plans to apply for financial holding company status. Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law prohibits a bank holding company and the Banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Company’s banking subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•      the customer must obtain or provide some additional credit, property or services from or to one of the Banks other than a loan, discount, deposit or trust service;

•      the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Bank subsidiaries; or

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

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios above the minimum levels.

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

The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

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

In addition, the Sarbanes-Oxley Act requires certain executive officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

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

•      a portion of the allowance for loan losses;

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

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

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

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refer to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, and collateral or loan type. Nontraditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

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

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and implementing regulations. Banks are subject to many federal consumer protection laws and regulations, including:

•      the Community Reinvestment Act, or the “CRA”;

•      the Truth in Lending Act, or the “TILA”;

•      the Fair Housing Act, or the “FH Act”;

•      the Equal Credit Opportunity Act, or the “ECOA”;

•      the Home Mortgage Disclosure Act, or the “HMDA”; and

•      the Real Estate Settlement Procedures Act, or the “RESPA”.

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

Each of the Banks received a satisfactory rating at their last CRA examination.

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

Recent Accounting Standards

See Item 8, “Financial Statements and Supplementary Data Footnote 1, Impact of Recently Issued Accounting Standards” .

Available Information

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on the Company’s website, www.westernsierrabancorp.com, through the Investor link, as soon as reasonably practicable after the Company files such documents with the SEC. The Company’s filings are also available through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Risks Related To The Company’s Business

The Company Is Subject To Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located under Item 7 for further discussion related to the Company’s management of interest rate risk.

The Company Is Subject To Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the State of California and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

The Company Has A High Concentration Of Real Estate Collateral Securing Its Loans

As of December 31, 2005, approximately 90% of the Company’s loan portfolio is directly or indirectly secured by real property. Because the Company’s loan portfolio contains a significant number of land development, construction, commercial and residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. While the Company generally underwrites loans in a manner that collateral is not viewed as the primary source of repayment, the financial condition of many of the Company’s borrowers is directly or indirectly dependent on the health of the local real estate industry.

Real estate nationwide, and in the Company’s marketplace, has experienced significant appreciation over the last eight years or more. If there is a significant devaluation of the real estate collateral that secures these loans, there may also be related decline in general economic conditions. This may result in increased levels of nonperforming loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located under Item 7 in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Company’s Allowance For Loan Losses May Be Insufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses; the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See “

Management’s Discussion and Analysis of Financial Condition and Results of Operations” located under Item 7 in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

The Company needs to generate liquidity to fund its loan demand.

In order to support its loan growth, the Company will be required generate liquidity primarily through new deposits. While the Company has sources of borrowings, including the FHLB, deposit growth needs to keep pace with loan growth in the long term to insure that loan growth is not restricted. During the year ended December 31, 2005, deposits increased by 8.3% and loans increased 11.8%. However, the Company’s loan growth continued to outpace deposit growth in 2005 resulting in the average loan to average deposit ratio increasing from 92% in 2004 to 96% in 2005. This continued imbalance in growth has reduced the liquidity levels to the Company’s policy minimums and increased the reliance on borrowings as a source of funding loan growth. If the Company is unable to attract a sufficient amount of deposits to support its loan growth, it may be required to slow loan growth which may have an adverse effect on the Company’s results of operations.

The Company Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly On Economic Conditions In the State Of California

The Company’s success depends primarily on the general economic conditions of the State of California and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily Sacramento and the Central Valley. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates In A Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, (but not limited to) savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•      The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•      The ability to expand the Company’s market position.

•      The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•      The rate at which the Company introduces new products and services relative to its competitors.

•      Customer satisfaction with the Company’s level of service.

•      Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Extensive Government Regulation and Supervision

The Company, primarily through its subsidiary banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Supervision and Regulation” in Item 1.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject The Company to Additional Risks

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s Information Systems May Experience An Interruption Or Breach In Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Company’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated With The Company’s Common Stock

Possible Price Effects if the Merger With Umpqua Does Not Occur

As previously disclosed, the Company has entered into a definitive agreement to merge with Umpqua Holdings Corporation. Consummation of the merger is subject to certain conditions, including shareholder and regulatory approval. The Company’s common stock currently trades at a level that is primarily based on the expectation that the merger with Umpqua will be completed as expected. If the transaction does not transpire as expected because it fails to be approved by either the Company’s or Umpqua’s shareholders (see anti-takeover effects below) or for any other reason, there will likely be a significant devaluation in the market price of the Company’s common stock.

The Company’s Articles Of Incorporation, By-Laws As Well As Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of the Company’s articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

The Company’s articles of incorporation state: “The stockholder vote required to approve a Business Combination shall be at least 66-2/3% of the corporation’s outstanding shares of voting stock voting together as a single class. The corporation shall not be a party to any Business Combination without the shareholder approval specified herein.”

The Company’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•      Actual or anticipated variations in quarterly results of operations.

•      Recommendations by securities analysts.

•      Operating and stock price performance of other companies that investors deem comparable to the Company.

•      News reports relating to trends, concerns and other issues in the financial services industry.

•      Perceptions in the marketplace regarding the Company and/or its competitors.

•      New technology used, or services offered, by competitors.

•      Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•      Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•      Changes in government regulations.

•      Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the NASDAQ, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An Investment In The Company’s Common Stock Is Not An Insured Deposit

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Company (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

Risks Associated With The Banking Industry

The Earnings Of Banks Are Significantly Affected By General Business And Economic Conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Any deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Banks Depend On The Accuracy And Completeness Of Information About Customers And Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers May Decide Not To Use Banks To Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns the properties of eight branches and a corporate headquarters building. The Company also leases 26 other locations (23 branches and 3 loan production offices) used in the normal course of business located throughout the Company’s service areas. There are no contingent rental payments, and the Company has two sublease arrangements. The expiration dates of the leases vary, with the first such lease expiring during 2006 and the last such lease expiring during 2019. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

Management does not believe the cost of any individual lease arrangement has a material impact on its operations. See Item 8,

“Financial Statements and Supplementary Data Footnote 10” for further information regarding the Company’s lease commitments.

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

PART II

Item 5. Market Price & Dividends

The Company common stock is publicly traded on the NASDAQ National Market under the symbol “WSBA”. As of December 31, 2005, there were approximately 2,100 shareholders of record.

The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions: The prices have been adjusted to reflect a three-for-two stock split in May 7, 2004.

Western Sierra Bancorp

Common Stock Prices

	Qtr 1 2005	Qtr 2 2005	Qtr 3 2005	Qtr 4 2005	Qtr 1 2004	Qtr 2 2004	Qtr 3 2004	Qtr 4 2004
High	$39.99	$36.15	$38.73	$38.31	$32.03	$31.57	$34.85	$41.98
Low	$32.50	$30.50	$33.37	$32.58	$27.07	$27.45	$30.00	$33.01

Under applicable Federal laws, the Comptroller restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the three-year period. In addition, the California Financial Code restricts the total dividend payment of any California banking corporation in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition , California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that it has retained earnings and, after the dividend, its:

•      assets (exclusive of goodwill and other intangible assets) would be 1.25 times its current liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•      current assets would be at least equal to current liabilities.

The Office of the Comptroller of Currency (“OCC”) the Federal Reserve Bank (“FRB”) and The Federal Deposit Insurance Corporation (“FDIC”) also may limit dividends under their supervising authority. The FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

The Company’ primary source of revenue to pay dividends to its shareholders is dividends from its bank subsidiaries. See Item 1, “Description Of Business, Bank Dividends To The Company”.

The Company has historically not paid any cash dividends to shareholders. The Company expects to initiate the declaration of dividends beginning in the first quarter of 2006 that will mirror the per share dividend declared by Umpqua (See Item 1, “Description of Business, General, Recent Events”). Given the Company’s capital levels and profitability, it is likely that if the Umpqua transaction is not completed as expected, it is the Company will begin paying cash dividends in 2006.

The following table sets forth certain Equity Compensation Plan information as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	586,787	$21.04	444,700
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	586,787	$21.04	444,700

The Company made no re-purchases of its common stock during 2005.

Item 6. Selected Financial Data

The following table is provided to highlight certain significant trends in the Company’s financial position and results of operations.  This information should be read in conjunction with the Company’s consolidated financial statements and “Item 7, Management’s Discussion and Analysis” included elsewhere herein.  The Company has completed six acquisitions since 1999- See “Item 1, Description of Business, General”.  The first three transactions occurred in 1999 and 2000 and were accounted for as a pooling of interest in which the financial position and results of operations of the Company are retroactively restated as if the transaction had occurred at the beginning of the earliest period presented.  The last three transactions occurred in 2002 and 2003 and were accounted for as purchase transactions.  In accordance with purchase accounting, the operating results of these entities prior to the purchase transaction are not contained herein and may make comparing data to other periods more difficult.

Summary of Consolidated Financial Data and Performance Ratios

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Statements of Operations:
Interest income	$76,729	$63,083	$47,729	$38,895	$35,780
Interest expense	17,301	11,336	9,626	9,746	13,752
Net interest income	59,428	51,747	38,103	29,149	22,028
Provision for loan losses	2,050	2,710	2,270	2,026	925
Non-interest income	13,198	10,756	9,677	7,464	5,447
Non-interest expense	42,758	36,379	28,287	23,146	17,876
Income before income taxes	27,818	23,414	17,223	11,441	8,674
Provision for income taxes	10,072	8,378	7,275	3,437	3,238
Net income	$17,746	$15,036	$9,948	$8,004	$5,436
Financial Ratios:
For the year:
Return on average assets	1.43%	1.33%	1.21%	1.31%	1.10%
Return on average equity	14.82%	14.83%	15.15%	16.69%	14.09%
Return on average tangible equity	21.02%	22.90%	18.45%	18.35%	14.29%
Net interest margin (1)	5.37%	5.15%	5.14%	5.31%	4.97%
Efficiency ratio (1)	55.6%	55.1%	56.5%	61.3%	63.7%
At December 31:
Average equity to average assets	9.64%	8.96%	7.97%	7.84%	7.83%
Total capital to risk-adjusted assets	13.24%	12.58%	12.04%	12.68%	14.23%
Allowance for loan losses to loans	1.48%	1.47%	1.40%	1.32%	1.31%
Loans to deposits	99.85%	91.37%	93.88%	92.25%	87.73%
Net charge-offs to average loans	0.04%	0.05%	0.08%	0.14%	0.06%
Provision for loan losses to average loans	0.21%	0.31%	0.36%	0.44%	0.26%
Non-performing assets to total assets	0.11%	0.12%	0.18%	0.23%	0.58%
Non-performing assets to capital	1.08%	1.34%	2.00%	2.89%	7.47%

(1)  Ratio computed on a fully tax equivalent basis.

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Balance Sheet:
Total assets	$1,292,573	$1,198,710	$1,035,711	$678,284	$510,622
Total loans	$1,043,972	$933,505	$818,789	$538,785	$388,434
Allowance for loan losses	$15,505	$13,786	$11,529	$7,113	$5,097
Total deposits	$1,048,695	$1,022,966	$873,138	$589,373	$448,631
Shareholders’ equity	$130,232	$110,151	$93,437	$54,339	$39,911
Share Data: (2)
Common shares outstanding (in thousands)	7,782	7,630	7,439	6,279	5,833
Book value per share	$16.74	$14.44	$12.56	$8.65	$6.84
Tangible book value per share	$12.47	$9.99	$7.89	$7.96	$6.78
Basic earnings per share	$2.30	$1.99	$1.51	$1.31	$0.91
Diluted earnings per share	$2.23	$1.91	$1.44	$1.26	$0.89
Cash dividends per share	$—	$—	$—	$—	$—

 (2)  Prior years are adjusted for stock dividends and splits.

Item 7. Management’s Discussion & Analysis

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). See Part I “Business, Forward Looking Information” for more details.

Executive Overview.

Below are financial highlights from the year of 2005 as compared to 2004:

•              An increase in GAAP net income of $2.71 million or 18.0% to $17.75 million

•              An increase in Diluted GAAP EPS to $2.23 from $1.91 or 16.8%

•              GAAP ROA and ROE of 1.43% and 14.82%, as compared to 1.33% and 14.83%

•              Return on tangible equity of 21.02% as compared to 22.96%

•              Total assets increased $94 million or 7.8% to $1.29 billion

•              Average loans increased $113 million or 12.8% to $993 million

•              Average deposits increased $79 million or 8.3% to $1.04 billion

•              Net interest margin (FTE) increased 22 basis points to 5.37% from 5.15%

•              Efficiency ratio increased to 55.6% from 55.1%

•              Nonperforming assets ended the year at 0.11% as compared to 0.12% at December 31, 2004

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2005 and 2004 and results of operations for each of the three years in the period ended December 31, 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements. See Item 8, “Financial Statements and Supplementary Data”, and the notes thereto. All of the Company’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. See Item 8, “Financial Statements and Supplementary Data, Note 2, Mergers and Acquisitions”.

General.    The Board of Directors and Management of Company believe that the Banks plays an important role in the economic well being of the communities they serve. The Banks have a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by the Company and the Banks.

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

Various deposit products are offered which are geared to provide both individual and business customers with a wide range of choices. These products include transaction accounts, savings and money market products, certificate of deposit accounts and IRA accounts including Roth and Educational IRAs.

The Company also offers certain financial service products not insured by the FDIC through Western Sierra Financial Services, a division of WSNB.

The results of operations for ACB from December 12, 2003, Central Sierra Bank (“CSB”) from July 11, 2003 and CCB from April 1, 2002 are included in the consolidated financial statements as a result of applying the purchase method of accounting for these acquisitions. See Item 8, “Financial Statements and Supplementary Data, Note 2, Mergers and Acquisitions”.

Certain items in prior years’ financial statements have been reclassified to conform to the current financial statement presentations.

Application of Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting policies related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which will materially impact the way the Company accounts for stock options beginning January 1, 2006. Critical accounting policies, and the Company’s procedures related to these policies, are described below. See Item 8, “Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies”.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Provision for Possible Loan Losses” below in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

Stock-based Compensation. The Company accounts for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the measurement date, which is generally the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the service period of the award.

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented (See Item 8, “Financial Statements and Supplementary Data, Note 1, Stock Base Compensation) use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the measurement date, which is generally the date of grant, using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Share-Based Payment (Revised 2004).” Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. See Item 8, “Financial Statements and Supplementary Data, Note 1 ,Impact of Recently Issued Accounting Standards.

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

FINANCIAL CONDITION

2005 Compared to 2004

Total assets at December 31, 2005 were $1.29 billion, an increase of $94 million, or 7.8%, over total assets of $1.20 billion at December 31, 2004. The Company has completed six bank acquisitions since 1999 which has had a significant positive impact on its asset growth rate. Since 1999, the Company has grown $993 million in total assets, of which approximately 44% was by acquisition and 56% was by internal growth.

Cash, cash equivalents and investments decreased $26.3 million in 2005 to $164 million. Over 75% of the $82.4 million in investments at December 31, 2005 were encumbered as collateral for borrowings or public deposits and thus do not represent additional sources of liquidity to be used for future funding needs.

At December 31, 2005, gross loans were $1.05 billion, an increase of $111 million or 11.9%, over total loans of $937 million at December 31, 2004. Loans averaged $993 million in 2005 as compared to $880 million in 2005, a $113 million or 12.8% increase.

Included in accrued interest receivable and other assets on the consolidated balance sheet at December 31, 2005, is bank owned life insurance (“BOLI”) with a cash surrender value of approximately $23.5 million. In 2005, the BOLI earned a rate of return, net of the cost of insurance, of approximately 4.3% as compared to 5.6% in 2004 (excluding death benefits). The Company purchased $8.8 million additional BOLI in 2005 and none in 2004. There were a death benefits recognized of $0 and $585,000 in 2005 and 2004, respectively

Total deposits at December 31, 2005 were $1.05 billion, an increase of $26 million, or 2.5%, over total deposits of $1.02 billion at December 31, 2004. Included in non-interest bearing deposit totals are certain deposit relationships with title companies totaling $45.8 million which did not have an interest cost but did have an operational cost to the Company , which resulted in an effective cost of these deposits of approximately 0.30% per annum. Time deposits over $100,000 increased $36.6 million or 19.7% which represents the only change in a deposit subcategory greater than 3% in 2005. Approximately 2.7% of total deposits at December 31, 2005 were obtained through institutional or third party sources.

Deposits averaged $1.04 billion in 2005 as compared to $958 million in 2004, a $79 million or 8.3% increase. Loan growth continued to outpace deposit growth in 2005 resulting in the average loan to average deposit ratio increasing from 92% in 2004 to 96% in 2005. This continued imbalance in growth has reduced the liquidity levels to the Company’s policy minimums and increased the reliance on borrowings as a source of funding loan growth.

At December 31, 2005, the Company had a combined total of $66 million in outstanding long term borrowings comprised exclusively of Federal Home Loan Bank of San Francisco (“FHLB”) borrowings with an average cost of 4.05%. During 2005 the average cost of FHLB advances outstanding was 2.79%. The balance at year-end 2005 represents a $44.5 million increase over the borrowings outstanding at December 31, 2004. At December 31, 2005, the Company had $37.1 million outstanding in variable rate subordinated debentures, resulting in $2.6 million in interest expense at a cost of 7.19% per annum.

Total shareholders’ equity at December 31, 2005 was $130.2 million, an increase of $20.1 million over total shareholders’ equity of $110.2 million at December 31, 2004. The increase in equity is due to an increase in retained earnings of $17.8 million, an increase in common stock of $2.9 million from the exercise of stock options by employees and directors offset by a decrease of $582,000 (net of tax) in unrealized gains on available-for-sale securities. See Item 8, “Financial Statements and Supplementary Data, Consolidated Statement of Changes in Shareholders’ Equity”.

2004 Compared to 2003

Total assets at December 31, 2004 were $1.2 billion, an increase of $162 million, or 15.7%, over total assets of $1.04 billion at December 31, 2003.

Cash, cash equivalents and investments increased $54.7 million in 2004 to $190 million driven by deposit growth that exceeded loan growth in 2004.

At December 31, 2004, gross loans were $937 million, an increase of $115 million or 14%, over total gross loans of $819 million at December 31, 2003. Loan growth was the result of continued marketing efforts and strong demand in our market area. During 2004, the Company retained approximately $20 million in selected high quality short-term fixed-rate loans originated by WSNB’s mortgage department. These loans would have generated approximately $260,000 in non-interest income had they been sold, which is the Company’s normal practice.

Loans averaged $880 million in 2004 as compared to $634 million in 2003, a $246 million or 38.9% increase. Excluding Loans acquired in the ACB and Central Sierra acquisition in 2003, average loans increased $135 million or 25% in 2004 as compared to 2003.

While the Company has benefited from operating in growing economic markets and the resulting strong loan demand, there can be no assurances that such demand will continue. The Company also operates in very competitive markets and competition may result in the loss of key employees that generate revenue as well as negatively affect the pricing of the Company’s products.

Included in accrued interest receivable and other assets on the consolidated balance sheet at December 31, 2004, is BOLI with a cash surrender value of approximately $13,707,000. In 2004, the BOLI earned a rate of return, net of the cost of insurance, of approximately 5.6% (which excludes a death benefit of $585,000), as compared to 5.9% in 2003. The Company purchased no additional BOLI in 2004 and $8.0 million in 2003.

Total deposits at December 31, 2004 were $1.02 billion, an increase of $150 million, or 17.2%, over total deposits of $873 million at December 31, 2003. A large portion of the deposit growth occurred in non-interest bearing deposits, which increased 22.7% to $273 million at December 31, 2004. Included in these non-interest bearing deposit totals are certain deposit relationships with title companies which did not have an interest cost but did have an operational cost which resulted in an effective cost of these deposits of approximately 0.19% per annum for 2004. NOW accounts increased 11.1% to $126 million and money market accounts increased 33% to $200 million at December 31, 2004. Approximately 3.5% of total deposits at December 31, 2004 were obtained through institutional or third party sources.

Deposits averaged $958 million in 2004 as compared to $714 million in 2003, a $244 million or 34.2% increase. Excluding deposits acquired in the ACB and Central Sierra acquisition 2003, average deposits increased $105 million or 18% in 2004 as compared to 2003.

At December 31, 2004, the Company had a combined total of $21.5 million in outstanding short and long-term FHLB borrowings. The balance at year-end 2004 represents an $850,000 increase over the borrowings outstanding at December 31, 2003. At December 31, 2004, the Company had $37.1 million outstanding in variable rate subordinated debentures, resulting in $1.9 million in interest expense at a cost of 5.26% per annum.

Total shareholders’ equity at December 31, 2004 was $110.2 million, an increase of $16.8 million over total shareholders’ equity of $93.4 million at December 31, 2003. The increase in equity is due to an increase in retained earnings of $15 million, an increase in common stock of $1.7 million from the exercise of stock options by employees and directors, and an increase of $36,000 representing unrealized gains on available-for-sale securities, net of tax. See Item 8, “Financial Statements and Supplementary Data, Consolidated Statement of Changes in Shareholders’ Equity”.

RESULTS OF OPERATIONS

Net Income. The Company recorded net income of $17.75 million, or $2.23 earnings per diluted share, for the year ended December 31, 2005 compared to net income of $15.04 million, or $1.91 diluted earnings per share, in 2004 and net income of $9.95 million, or $1.44 earnings per diluted share, in 2003.

Included in the 2005 results are terminated merger expenses of $400,000 ($0.03 per share net of applicable tax) related to the terminated Gold Country Financial Services transaction. There were no merger costs in 2004 and $186,000 in 2003 related to the ACB and Central Sierra Bank acquisitions.

After tax charges for amortization of core deposit intangibles were $416,000 or $.05 per diluted share in 2005 and 2004 and $227,000 or $0.03 in 2003.

Included in 2003 results is a charge of $940,000 or $0.14 per share to reverse tax benefits associated with the Company’s Real Estate Investment Trust (“REIT”) which was dissolved in 2005.

The increase in net income for each of the three years is generally attributed to increases in net interest income driven by an increase in earning assets, and growth in non-interest income, partially offset by an increase in operating expenses and the provision for loan losses in 2004 and 2003.

Net Interest Income and Net Interest Margin. Total interest income increased from $47.7 million in 2003 to $63.1 million in 2004, and to $76.7 million in 2005, representing a 32.2% increase in 2004 over 2003 and a 21.6 % increase in 2005 over 2004. The increase in total interest income in the periods discussed was primarily the result of growth in loans as well as an increase in prevailing interest rates that had a positive effect on variable rate interest-bearing assets. On a tax equivalent basis interest income increased in  2005 by $7.5 million as a result of growth in balances of earning assets outstanding and $6.1 million as a result of increasing yields. The net result was an increase of $13.7 million in tax equivalent interest income. In 2004, tax equivalent interest income increased by $18.0 million as a result of growth in earning assets balances outstanding offset by a $2.5 million reduction as a result of declining yields. The net result was an increase of $15.5 million in tax equivalent interest income.

Total interest expense increased from $9.6 million in 2003 to $11.3 million in 2004, and to $17.3 million in 2005, representing a 17.8% increase in 2004 from 2003, and a 52.6% increase in 2005 as compared to 2004. The increase in interest costs in 2005 of $6.0 million was comprised of $4.8 million increase due to rising rates with the remaining $1.2 million increasing as a result of higher volume of average interest bearing liabilities. The Company experienced an increase in interest expense of approximately $2.7 million in 2004 as a result of increased volume in deposits and borrowings, offset in part by a $973,000 reduction from lower rates.

Net interest income for 2005, on a tax equivalent basis, increased by $7.7 million or 14.8% from 2004. The Company’s net interest margin (on a fully tax equivalent basis) increased to 5.37% in 2005 as compared to 5.15% in 2004 and 5.14% in 2003. The margin expansion in 2005 was primarily a result of an increase in the loan-to-deposit ratio of 4% to 96% and a steady increase in prevailing market interest rates during 2005 with the prime rate increasing from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. Rates paid on Now, Savings and Money Market accounts did not increase in 2005 as much as expected. A review of the correlation of the historical rates paid on these accounts as compared to overnight fed fund rates indicates the rates paid in 2005 were approximately 100 basis points lower than management’s previous estimates. Management expects that competition and liquidity requirements to meet the funding of loan growth will result in these rates increasing over time to their normal historical relationship to prevailing rates. This is expected to have a negative effect on net interest margin during 2006 and beyond.

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

	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Interest Rate	Average Balance	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Earning assets:
Portfolio loans (1)	$993,219	$71,798	7.23%	$880,156	$59,124	6.72%	$633,641	$44,402	7.01%
Taxable investment securities	44,489	1,794	4.06%	50,576	1,688	3.34%	40,239	1,438	3.57%
Tax-exempt investment securities	38,086	2,445	6.42%	34,316	2,297	6.69%	31,000	2,027	6.54%
Federal funds sold	45,869	1,455	3.17%	50,604	707	1.40%	47,640	491	1.03%
Interest-bearing deposits in banks	294	24	3.40%	3,541	48	1.36%	1,401	46	3.28%
Average earning assets	1,121,957	77,516	6.91%	1,019,193	63,864	6.27%	753,921	48,404	6.42%
Other assets	135,381			124,621			78,775
Less ALLL	(14,829)			(12,637)			(8,884)
Average total assets	$1,242,509			$1,131,179			$823,812
Interest-bearing liabilities:
Savings, Now and Money Market deposits	$375,581	3,344	0.89%	$364,411	2,627	0.72%	$237,867	1,808	0.76%
Time deposits	376,704	10,031	2.66%	346,831	6,422	1.85%	305,985	6,445	2.11%
Other borrowings (2)	78,603	3,926	4.99%	62,086	2,287	3.68%	38,133	1,373	3.60%
Average interest-bearing liabilities	830,888	17,301	2.08%	773,328	11,336	1.47%	581,985	9,626	1.65%
Non-interest bearing deposits	284,455			246,369			169,855
Other liabilities	7,446			10,888			7,471
Shareholders’ equity	119,720			100,594			64,501
Average liabilities and equity	$1,242,509			$1,131,179			$823,812
Net interest spread (3)			4.83%			4.80%			4.77%
Net interest income and margin (4)		$60,215	5.37%		$52,528	5.15%		$38,778	5.14%

(1) Included in portfolio loan interest income is loan fee income of $4,178,000, $3,951,000 and $2,631,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(2) For the purpose of this schedule the Company’s subordinated debentures are included in other borrowings.

(3) Net interest spread is calculated by subtracting the cost of average interest-bearing liabilities from yield on average earning assets.

(4) Net interest margin is calculated by dividing net interest income by average earning assets.

The following table sets forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate. To compare the tax-exempt asset yields to taxable yields, all amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent. (dollars in thousands).

	2005 over 2004 Change in Net Interest Income due to			2004 over 2003 Change in Net Interest Income due to
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Portfolio loans (1)	$7,595	$5,079	$12,674	$17,275	$(2,552)	$14,722
Taxable investment securities	(203)	323	120	369	(120)	250
Tax exempt investment securities	252	(104)	148	217	53	270
Federal funds sold	(66)	814	748	31	185	216
Interest bearing deposits in banks	(44)	6	(38)	70	(68)	2
Average earning assets	7,534	6,118	13,652	17,962	(2,502)	15,460
Interest-bearing liabilities:
Savings, Now and Money Market deposits	81	636	717	961	(142)	819
Time deposits	553	3,056	3,609	860	(883)	(23)
Other borrowings (2)	609	1,030	1,639	862	52	914
Total interest-bearing liabilities	1,243	4,722	5,965	2,683	(973)	1,710
Net interest differential	$6,291	$1,396	$7,687	$15,279	$(1,529)	$13,750

(1) Included in portfolio loan interest income is the increase in loan fee income of $227,000 for 2005 over 2004 and $1,320,000 for 2004 over 2003.

(2) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest income.    Non-interest income increased 22.7%, or $2.4 million, to $13.2 million for 2005 as compared to $10.8 million for 2004. Non-interest income for 2004 increased by $1.1 million or 11.2% from the $9.7 million earned during 2003.

The following table describes the components of non-interest income for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands).

	NON-INTEREST INCOME > 1% of Gross Revenue
	Year Ended December 31,
	2005		2004		2003
	Income	% of Avg Assets	Income	% of Avg Assets	Income	% of Avg Assets
Service charges and fees	$5,609	0.45%	$4,708	0.42%	$4,044	0.49%
Investment service fee income	792	0.06%	621	0.05%	100	0.01%
Gain on sale and packaging of residential loans	4,062	0.33%	3,793	0.34%	4,730	0.57%
Gain on sale of government-guaranteed loans	713	0.06%	—	—	—	—
(Loss) gain on sale and call of investment securities, net	(4)	0.00%	(9)	0.00%	18	0.00%
Other income	2,026	0.16%	1,643	0.15%	785	0.10%
Total	$13,198	1.06%	$10,756	0.95%	$9,677	1.17%

The increase in non-interest income in 2005 from 2004 of $2.4 million was primarily a result of increases in service charges and fees of $901,000, gains on the sale of SBA loans of $713,000 and increase in the gain on the sale of residential mortgages of $269,000.

The increase in non-interest income in 2004 from 2003 was primarily a result of increases in service charges of $664,000, and increase in investment service fee income of $521,000 and a $585,000 gain on a life insurance death benefit (reported in other income) offset in part by a decrease in the gain on the sale of residential mortgages of $937,000.

Service charges and fees have increased significantly (19% in 2005 and 16% in 2004) primarily as a result of adding new accounts as well as changes in service charge rates and related policies. The Company began to sell SBA loans in 2005 as a result of market conditions, liquidity needs and continued SBA production that increased the salable inventory.

Gains on the sale of residential loans increased 7.1% in 2005 as compared to 2004, but still 16.5% below 2003 when the Company was benefiting from unprecedented refinancing activity driven by lower market rates.

Non-interest expense.   Non-interest expense amounted to $42.8 million in 2005, $36.4 million in 2004 and $28.3 million in 2003. This represents an increase of $6.4 million, or 17.5%, in 2005 over 2004 and an increase of $8.1 million, or 28.6%, in 2004 as compared to 2003. Salaries and benefits, occupancy and equipment and other expenses all increased 15% - 18% in 2005.

Salaries and benefits have continued to increase due primarily to increased incentives and the addition staff at new branch facilities and in corporate administration. Mortgage commissions were $1.99 million in both 2005 and 2004 which represents 49% and 53% of the net gain on the sale and packaging of residential mortgage loans the Company realized in 2005 and 2004 respectively.

The Company opened three branch facilities in the fourth quarter of 2004, a new administrative facility for credit administration in June 2005 as well as a new headquarters for the Company’s largest subsidiary (WSNB) in October 2005. Largely a result of these new facilities, occupancy costs increased 17.4% in 2005 over 2004.

The merger expenses of $400,000 in 2005 relate to costs incurred with respect to the agreement to acquire Gold Country Financial Services which was terminated in June 2005.

The Company’s primary measure of its cost containment strategies is the “Efficiency ratio” (total operating expense divided by total tax adjusted revenue), which is a standard measure in the banking industry. The efficiency ratio is effectively the cost of generating $1.00 in net revenue (net interest income plus other income). Largely a result of increased salaries and benefits and new facilities, the efficiency ratio regressed in 2005 to 55.6% as compared to 55.1% in 2004 and 56.5% in 2003.

In 2004, other operating expenses increased $8.1 million over 2003 primarily due to the acquisition of two banks (CSB and ACB) in 2003. The largest increases within this expense category were salaries and benefits of $4.5 million, occupancy and equipment of $1.0 million and other expense of $1.1 million.

The following table describes the components of other non-interest expense as a percentage of average assets for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands).

	NON-INTEREST EXPENSE >1% of Gross Revenue
	Year Ended December 31,
	2005		2004		2003
	Expense	% of Avg Assets	Expense	% of Avg Assets	Expense	% of Avg Assets
Salaries and benefits	$23,412	1.88%	$19,915	1.76%	$15,455	1.88%
Occupancy and equipment	6,792	0.55%	5,783	0.51%	4,746	0.58%
Merger expenses	400	0.03%	—	0.00%	186	0.02%
Professional fees	1,821	0.15%	1,312	0.12%	1,096	0.13%
Insurance	1,117	0.09%	1,298	0.11%	696	0.08%
Data processing	1,306	0.11%	1,293	0.11%	1,084	0.13%
Stationery and supplies	729	0.06%	733	0.06%	623	0.08%
Advertising/promotion	742	0.06%	621	0.05%	364	0.04%
Core deposit intangible amortization	720	0.06%	720	0.07%	392	0.04%
Other operating expense	5,719	0.46%	4,704	0.43%	3,645	0.45%
Total	$42,758	3.44%	$36,379	3.22%	$28,287	3.43%

Provision for Loan Losses.    The provision for loan losses corresponds directly to the level of the allowance that management deems sufficient to offset probable losses. The balance in the allowance reflects the amount which, in management’s judgment, is adequate to provide for these probable losses after weighing the mix of the loan portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimating loan losses.

Provision for loan losses was $2.05 million 2005, $2.71 million in 2004 and $2.27 million in 2003. Provisions dropped in 2005 as credit quality continued to improve and net charge-off’s as a percentage of average loans outstanding decreased. Loan charge-offs, net of recoveries, were $331,000 in 2005, $453,000 in 2004 and $494,000 in 2003. The ratio of net loan charge-offs to average gross loans was 0.04% in 2005, 0.05% in 2004 and 0.08% in 2003. The ratio of the allowance for loan losses to total gross loans at year end was 1.48% in 2005, 1.47% in 2004, and 1.40% in 2003.

In determining the provision for each of the last three years, management considered, among other factors, loan loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan losses, independent loan reviews, current charges to and recoveries within the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

In management’s opinion, the allowance for loan losses at December 31, 2005 was sufficient to sustain any foreseeable losses in the loan portfolio at that time. However, no assurances can be given that the Company will not sustain substantially higher loan losses in the future.

Income Taxes.    Income taxes were $10.1 million in 2005, $8.4 million in 2004 and $7.3 million in 2003, representing effective tax rates of 36.2%, 35.8% and 42.2%, respectively. The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The Company’s tax provision is also affected by increases in the Company’s net income in comparison to the relative amount of tax-exempt income. The Company’s tax rate fell to 35.8% in 2004 largely due a tax exempt death benefit gain of $585,000. Had this gain not been realized the Company’s effective tax rate would have been approximately 36.7% in 2004.

At December 31, 2005, the company had a net deferred tax asset balance of $4.4 million, which management believes will be realized in future periods. In the fourth quarter of 2005, the Company performed a comprehensive review of accounting for income taxes. Based upon this review, it has been concluded that the aggregate potential adjustments are less than $300,000 and relate primarily to accounting periods prior to 2003. In the opinion of management, these amounts are immaterial to all accounting periods contained herein and to shareholders’ equity; thus no adjustments or restatement of the financial statement is required.

The tax rate in 2003 (42.2%) was effected by a charge of $940,000 ($0.14 per share) taken in the fourth quarter to reverse tax benefits associated with the Company’s REIT. Had this charge no been taken, the effective tax rate in 2003 would have been approximately 36.8%.

Liquidity.    A Funds Management Policy has been developed by the Company’s management, and approved by the Company’s Board of Directors, which establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the customers, maintain adequate reserves as required by regulatory agencies and maximize earnings. Liquidity at December 31, 2005 was 6.0%, at December 31, 2004 was 12.7% and at December 31, 2003 was 9.6% based on liquid assets (consisting of cash and due from banks, investments not pledged, federal funds sold and loans available-for-sale) divided by total liabilities. In addition, the Company substantially increased its borrowing capacity from its correspondent banks in 2005. At December 31, 2005, the consolidated unused borrowing capacity of the Banks was approximately $187 million. The Company’s liquidity ratios regressed in 2005 as a result of continued strong loan demand that has outpaced deposit growth. Management has continued to address this imbalance by offering promotional rates on deposit products, opening new branches and changing the incentive plan of certain officers to emphasize deposit growth. Certain liquidity ratios were approaching the Company’s liquidity policy minimums at December 31, 2005, however, management believes its current liquidity levels are adequate.

Investment Portfolio.    The Company classifies its investment securities as trading, held to maturity or available for sale. The Company’s intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. See Item 8, “Financial Statements and Supplementary Data, Note 4,Trading and Investment Securities,”

The following tables summarize the values of the Company’s investment securities held on the dates indicated (dollars in thousands):

	December 31,
	2005	2004	2003
Available-for-Sale (Amortized Cost)
U.S. Government agencies	$31,734	$39,593	$39,179
Municipal obligations	38,210	33,197	32,057
Corporate and other bonds	993	993	992
U.S. Treasury	—	—	2,606
Stock and other investments	8,003	7,323	3,321
Total	$78,940	$81,106	$78,156

Available-for-Sale (Fair Value)
U.S. Government agencies	$31,311	$39,505	$39,136
Municipal obligations	39,152	34,592	33,412
Corporate and other bonds	1,053	1,101	1,033
U.S. Treasury		—	2,600
Stock and other investments	8,003	7,323	3,321
Total	$79,519	$82,521	$79,502

Held-to-Maturity (Amortized Cost)
U.S. Government agencies	$507	$686	$1,677
Municipal obligations	2,381	2,381	2,381
Total	$2,888	$3,067	$4,058

Held-to-Maturity (Fair Value)
U.S. Government agencies	$512	$698	$1,697
Municipal obligations	2,448	2,504	2,522
Total	$2,960	$3,202	$4,219

 The following tables summarize the values of the Company’s investment securities held on the dates indicated (dollars in thousands):

	December 31, 2005
	Amortized Cost	Estimated Fair Value	% Yield
Available-for-Sale
Collateralized mortgage obligations (CMO) and mortgage-backed securities
Within One Year	$—	$—	—
One to Five Year	740	722	4.00%
Five to Ten Years	2,103	2,109	4.17%
Over Ten Years	10,495	10,454	4.63%
U.S. Government agencies: *
Within One Year	2,997	2,975	3.99%
One to Five Year	12,640	12,362	3.70%
Five to Ten Years	1,333	1,320	4.60%
Over Ten Years	1,426	1,369	5.21%
Municipal Obligations
Within One Year	—	—	—
One to Five Year	1,957	1,965	3.85%
Five to Ten Years	9,657	9,748	3.94%
Over Ten Years	26,596	27,439	4.61%
Corporate debt
Within One Year	—	—	—
One to Five Year	—	—	—
Five to Ten Years	—	—	—
Over Ten Years	993	1,053	9.40%
Other securities **
Over Ten Years	8,003	8,003	4.60%
Total AFS Securities	$78,940	$79,519	4.40%

Held-to-Maturity
Collateralized mortgage obligations (CMO) and mortgage-backed securities
Within One Year	$—	$—	—
One to Five Year	4	4	8.64%
Five to Ten Years	—	—
Over Ten Years	503	508	5.82%
Municipal Obligations
Within One Year	—	—	—
One to Five Year	—	—	—
Five to Ten Years	1,471	1,516	4.98%
Over Ten Years	910	932	4.92%
Total HTM Securities	$2,888	$2,960	5.11%

Yields on tax-exempt securities have not been computed on tax-equivalent basis

* Includes Agency Bonds and SBA loan pools

** Other securities include FHLB, FRB, and other listed and unlisted securities ($8.04 million) with nomaturities

Loan Portfolio. The Company’s largest historical lending categories are real estate secured and commercial loans. These categories accounted for approximately 90% and 10%, respectively, of the total loan portfolio at December 31, 2005, and approximately 85% and 13%, respectively, of the total loan portfolio at December 31, 2004. Loans are carried at face amount, less payments collected and the allowance for loan losses.

At December 31, 2005 the Company’s twenty largest loan relationships in aggregate constituted $229.8 million in loans outstanding and $67.1 million which represents approximately or 22% of the loan portfolio at December 31, 2005. Management believes that these borrowers are well qualified and the credits have been underwritten in an appropriate manner and structured to minimize the Company’s potential exposure to loss.

The rates of interest charged on variable rate loans are set at specific increments in relation to the various market index rates and vary as the Bank’s lending rate varies. The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands).

	As of December 31,
	2005		2004		2003		2002		2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Real estate mortgage	$547,570	52.5%	$517,121	55.4%	$423,778	51.8%	$278,810	51.7%	$210,349	54.2%
Real estate construction	244,872	23.6%	199,140	21.4%	195,889	23.9%	124,726	23.2%	72,051	18.6%
Lot and land loans	134,147	12.8%	82,987	8.9%	72,170	8.8%	32,220	6.0%	25,632	6.6%
Commercial	98,152	9.4%	119,823	12.8%	109,685	13.4%	88,084	16.3%	64,931	16.7%
Lease financing	1,456	0.1%	1,768	0.2%	2,016	0.2%	3,325	0.6%	3,496	0.9%
Installment	5,610	0.5%	4,160	0.4%	5,795	0.7%	4,630	0.9%	4,461	1.1%
Agriculture	15,828	1.5%	11,514	1.2%	12,185	1.5%	8,540	1.6%	8,574	2.2%
Less deferred fees	(3,663)	-0.4%	(3,008)	-0.3%	(2,729)	-0.3%	(1,551)	-0.3%	(1,060)	-0.3%
Total loans	1,043,972	100.0%	933,505	100.0%	818,789	100.0%	538,784	100.0%	388,434	100.0%
Less provision for loan losses	(15,505)		(13,786)		(11,529)		(7,113)		(5,097)

Net loans	$1,028,467		$919,719		$807,260		$531,671		$383,337

Real Estate Mortgage Loans. Real estate mortgage loans are primarily made for the purposes of purchasing or refinancing single family residences and commercial properties.

At December 31, 2005, approximately $94.9 million of the Company’s real estate mortgage loans consisted of loans secured by first and second trust deeds on owner occupied single family residences. The single family residences secured by second trust deeds are primarily home equity loans. Pursuant to the Company’s credit policies, the maximum loan-to-appraised value is generally 80%.

At December 31, 2005, approximately $452.8 million of the Company’s real estate mortgage loans consisted of loans secured by first trust deeds on commercial properties. Of this amount, approximately 30% are properties occupied by the borrower and 70% are investment properties. Pursuant to the Company’s credit policies, real estate mortgage loans are generally written with terms of 5 to 10 years and do not exceed loan-to-value ratio of 65 to 75%. The risks associated with real estate mortgage lending include economic changes, including devaluation of real estate values, decreasing rental rates and increased interest rates. Loans are generally made to experienced borrowers and investors with proven track records.

Real Estate Construction Loans.    Real estate loans are primarily made for the purpose of purchasing, refinancing, improving or constructing single family residences, as well as commercial and industrial properties.

At December 31, 2005, approximately $99.4 million of the Company’s commercial real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative commercial buildings and $17.6 million consisted of loans secured by first trust deeds on the construction of owner-occupied commercial buildings. Pursuant to the Company’s credit policies, the minimum loan-to-appraised value is generally 80% for owner occupied single family real estate loans, 75% for construction, 75% for nonconforming real estate and 75% for commercial real estate loans. Commercial construction loans are generally written with terms of 12 to 18 months.

The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the leasing of the project at projected lease rates within expected absorption periods, the economic risks associated with real estate collateral; and, the potential of a rising interest rate environment. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending. Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Company’s lending areas. To date, the Company has not suffered any significant losses on any commercial real estate construction loans.

At December 31, 2005, approximately $69.6 million of the Company’s single family real estate construction loans consisted of loans secured by first trust deeds on the construction of speculative single family dwellings and the remaining $58.3 million consisted of loans secured by first trust deeds on the construction of owner-occupied single family dwellings. Single family construction loans are generally written with terms of six to twelve months and usually do not exceed a loan to appraised value ratio of 75 to 80%. The risk associated with speculative construction lending includes the borrower’s inability to complete and sell the project on the projected time schedule, cost overruns, and economic changes, including real estate devaluation and increased interest rates. Management has established underwriting criteria to minimize losses on speculative construction loans by lending only to experienced developers and contractors with proven track records and avoiding the high end the market the Banks serve. To date the Company has not suffered any significant losses through its speculative single-family real estate construction loans.

Lot and Land Loans. Lot and land loans can be subdivided into three categories: loans secured by first trust deeds on finished lots, loans secured by first trust deeds on land parcels under development and loans secured by first trust deeds on land parcels. The Company has a demonstrated history of success of lending on lots and land and has experienced very few nonperforming loans or chargeoff’s date. Management has established underwriting criteria and generally avoids the high end of the markets the Company serves.

At December 31, 2005, loans secured by first trust deeds on finished lots totaled approximately $44.2 million, representing an increase of 10.6% increase over year end 2004. Finished lot loans are generally written with terms of 12 to 24 months and do not exceed a loan-to-appraised value ratio of 75%. Finished lot loans are generally secured by single family lots that will be owner occupied. At December 31, 2005, approximately 93%, of such loans had principal balances of less then $350,000 with an average balance of $159,000. The risks associated with finished lot lending includes the borrower’s inability to convert the loan into an owner-occupied construction loan and economic changes, including devaluation of real estate values and increased interest rates.

At December 31, 2005, loans secured by first trust deeds on land parcels under development totaled approximately $46.7 million. Land development loans are generally written with terms of 12 to 24 months, include interest reserves and do not exceed a loan-to appraised-value ratio of 50 to 60%. Loans are made for development for both single family and commercial finished lots. Total loans in this category increased by $22.5 million or 93% over year-end 2004, primarily due to three land development loans totaling $20.6 million that management believes are well underwritten and located in good markets. The risks associated with land development lending includes the borrower’s inability to complete and sell the project on a timely basis, ability to convert construction financing to permanent financing, cost over runs to complete the project, devaluation of real estate values and increased interest rates. Loans are generally made to experienced developers and contractors with proven track records.

Loans secured by first trust deeds on land parcels total approximately $43.2 million at December 31, 2005, representing a $31.3 million increase over December 31, 2004. Land loans are generally written with terms of 12 to 24 months, include interest reserves and do not exceed a loan-to-appraised-value ratio of 50%. Commitments in this category at December 31, 2005 totaled $47.8 million representing an increase of $22.6 million or 90% over December 31, 2004. At December 31, 2005, the land loan portfolio consisted of 37 loans with an average balance of $1.2 million. The risks associated with lending on land parcels includes failure to obtain appropriate improvement entitlements, inability to convert the loan to development and construction financing, devaluation of real estate and increased interest rates. Management has established underwriting criteria to minimize losses on land loans by lending only to experienced and well capitalized developers with proven track records together with reserves for interest.

Commercial Loans.    Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Such loans include loans with maturities ranging from 30 to 360 days and term loans, with maturities normally ranging from one to five years. Short-term business loans are generally used to finance current transactions and typically provide for periodic interest payments, with principal payable at maturity or periodically. Term loans normally provide for monthly payments of both principal and interest.

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

Commercial loans outstanding have decreased over the last two years as the Company has experienced significant competitive pricing challenges and the majority of the customer relationship officers the Banks employ have significant real estate expertise and contacts.

Loan Commitments.    In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2005, the Company had $213 million in unfunded commercial real estate loan commitments and $60 million in unfunded commercial commitments that are secured by collateral other than real estate or are unsecured. In addition, the Company had $40 million in other unused commitments. The Company’s undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represent undisbursed funding on construction projects in process. Mortgage loan commitments represent approved but unfunded mortgage loans in connection with the Company’s mortgage banking business.

Based upon prior experience and prevailing economic conditions, it is anticipated that over 50% of the commitments at December 31, 2005 will be exercised during 2006.

Maturity Distribution.   The following table sets forth the maturity of certain loan categories as of December 31, 2005. Excluded categories are residential mortgages of 1-4 family residences, personal installment loans financing. Also provided with respect to included loans are the amounts due after one year, classified according to sensitivity to changes in interest rates (dollars in thousands).

	Within One Year	After One Through Five Years	After Five Years	Total

Commercial and agricultural	$7,372	$69,124	$37,484	$113,980
Real Estate—construction	223,211	21,651	—	244,872
Lot and land loans	76,544	57,307	296	134,147
	$307,127	$148,082	$37,780	$492,999
Loans maturing after one year with:
Fixed interest rates		$82,185	$3,901	$86,086
Variable interest rates		189,965	51,875	241,840
		$272,150	$55,776	$327,926

Real estate construction loans maturing after one year are made up of construction and mini-perm loans. The construction phase of these loans generally runs from 12 to 18 months.

Asset Quality.    The Company attempts to minimize credit risk through its underwriting and credit review policies. The Audit Committee engages experienced independent loan portfolio review professionals many of which are former bank examiners to assist in monitoring the accurate measurement of credit risk in the portfolio. The Audit Committee determines the scope of such reviews and provides the report of findings to management and the Board’s Loan Committee and ultimately the Board of Directors. In management’s opinion, this loan review system facilitates the early identification of potential problem loans.

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

Loans considered to be impaired totaled $1.4 million, $1.5 million and $1.9 million at December 31, 2005, 2004 and 2003 respectively. The related allowance for loan losses for these loans at December 31, 2005, 2004 and 2003 was $178,600, $217,000 and $88,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was approximately $1.4 million and $1.5 million and $1.0 million respectively. The Company recognized $0, $7,000 and $54,000 in interest income on impaired loans during these same periods.

Potential Problem Loans.  From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the contracted repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is assigned and/or allocated, as discussed below, to cover the Company’s exposure to loss should the borrowers indeed fail to perform as agreed. This class of loans does not include loans in a non-accrual status.

At year-end 2005, potential problem loans amounted to $5.3 million or 0.51 % of the portfolio. The corresponding amount for 2004 was $4.0 million or 0.43% of the portfolio.

Management believes that all of the Company’s asset quality ratios compare favorably with its peer group. Nonperforming assets, net of government guarantees, totaled $912,000 or 0.11% of total assets, compared to $889,000 or 0.12% of total assets at December 31, 2004. The allowance for loan losses at December 31, 2005 totaled $15.5 million or 1.48%, of loans outstanding, compared to $13.8 million, or 1.47%, a year ago.

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated (dollars in thousands).

	December 31,
	2005	2004	2003	2002	2001
Gross non accrual loans	$1,412	1,473	1,868	1,081	2,983
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans (in compliance with modified terms)	—	—	—	—	—
Other real estate	—	—	—	489	—
Total gross nonperforming assets	1,412	1,473	1,868	1,570	2,983
Less: government guaranteed portion of non performing loans	(500)	(584)	(314)	(389)	(327)
Total net nonperforming assets	$912	$889	$1,554	$1,181	$2,656
Gross nonperforming loans to total loans	0.14%	0.16%	0.23%	0.20%	0.77%
Gross nonperforming assets to total assets	0.11%	0.12%	0.18%	0.23%	0.58%
Allowance for loan losses to gross nonperforming assets	10.98	9.36	6.17	4.53	1.71
Allowance for loan losses to gross nonperforming loans	10.98	9.36	6.17	6.58	1.71

The following table provides certain information for the years indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance at beginning of period	$13,786	$11,529	$7,113	$5,097	$4,395
Charge-offs:
Commercial	695	499	562	335	—
Real estate mortgage	—	—	—	89	151
Real estate construction	—	—	—	—	—
Lot and land loans	—	—	—	—	—
Lease financing	—	—	—	—	—
Installment	66	40	50	55	27
Agriculture	—	—	—	257	137
Total charge-offs	761	539	612	736	315
Recoveries:
Commercial	387	79	83	47	36
Real estate mortgage	—	—	15	2	37
Real estate construction	—	—	—	—	—
Lot and land loans	—	—	—	—	—
Lease financing	—	—	—	—	—
Installment	43	7	6	20	19
Agriculture	—	—	14	10	—
Total recoveries	430	86	118	79	92
Net charge-offs	331	453	494	657	223
Allowance acquired	—	—	2,640	647	—
Provision for loan losses	2,050	2,710	2,270	2,026	925
Balance at end of period	$15,505	$13,786	$11,529	$7,113	$5,097
Net charge-offs during the period to average loans	0.04%	0.05%	0.08%	0.14%	0.06%
Allowance for loan losses to total loans	1.48%	1.47%	1.40%	1.32%	1.31%

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

The adequacy of the Company’s allowance for loan losses is based on specific and formula allocations to the Company’s loan portfolio. Specific allocations are made for impaired loans. The specific allocations are increased or decreased through management’s reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan , historical charge-offs and general economic conditions which is applied against the general portfolio segments.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at December 31, 2005 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods. The provision for loan losses reflects an accrual sufficient to cover projected potential charge-offs. The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans.

The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur (dollars in thousands):

	Year Ended December 31
	2005		2004		2003		2002		2001
	Allowance for Losses	% of Loans	Allowance for Losses	%of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans	Allowance for Losses	% of Loans
Real estate mortgage	$6,012	0.58%	$5,768	0.62%	$5,535	0.68%	$3,482	0.65%	$1,925	0.50%
Real estate construction	3,278	0.31%	2,295	0.25%	1,926	0.24%	1,187	0.22%	739	0.19%
Lot and land loans	1,762	0.17%	975	0.10%	610	0.07%	406	0.08%	193	0.05%
Commercial	2,873	0.27%	3,438	0.36%	2,514	0.30%	1,513	0.27%	850	0.21%
Lease financing	20	0.00%	26	0.00%	24	0.00%	39	0.01%	35	0.01%
Installment and other	102	0.01%	100	0.01%	103	0.01%	115	0.02%	81	0.02%
Agriculture	470	0.05%	68	0.01%	106	0.01%	49	0.01%	267	0.07%
Unallocated	988	0.09%	1,116	0.12%	711	0.09%	322	0.06%	1,007	0.26%
Total	$15,505	1.48%	$13,786	1.47%	$11,529	1.40%	$7,113	1.32%	$5,097	1.31%

Deposits.    Deposits represent the Company’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company has experienced some seasonality, with the slower growth period from November through April and the higher growth period from May through October. In order to assist in meeting any funding demands, the Banks maintain unsecured borrowing arrangements with several correspondent banks in addition to secured borrowing arrangements with the FHLB for longer more permanent funding needs. The unused borrowing capacity of the Company was approximately $180 million and $256 million at December 31, 2005 and 2004 respectively.

The following chart sets forth the distribution of the Company’s average daily deposits and yields for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2005		2004		2003
	Amount	Yield	Amount	Yield	Amount	Yield
Non-interest bearing	$284,455	0.00%	$246,369	0.00%	$169,855	0.00%
Savings	78,903	0.47%	78,310	0.39%	55,741	0.54%
NOW & money market	296,678	1.00%	286,101	0.79%	182,126	0.82%
Time deposits	376,704	2.66%	346,831	1.85%	305,985	2.11%
Total deposits	$1,036,740	1.29%	$957,611	0.94%	$713,707	1.16%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2005 (dollars in thousands):

Amount
Remaining Maturity:
Three months or less	$96,657
Over three months to six months	81,976
Over six months to 12 months	30,731
Over 12 months	13,132
Total	$222,496

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee and is considered to be minimal.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases; See Item 8, “Financial Statements and Supplementary Data, Note 10, Commitments and Contingencies”. As of December 31, 2005 commitments to extend credit and sell mortgage loans were the Company’s only financial instruments with off-balance sheet risk. Loan commitments and standby letters of credit increased to $334 million at December 31, 2005 from $329 million at December 31, 2004. The commitments and letters of credit represent 32.0% of the total loans outstanding at December 31, 2005 versus 35.2% at December 31, 2004. Management believes that available liquid funds are adequate to fund this increase in commitments as they are presented.

The following table summarizes certain contractual obligations, as well as the expected cash payments of such obligations, of the Company as of December 31, 2005 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
FHLB advances	$59,500	$6,500	$—	$—	$66,000
Subordinated debt	—	—	—	37,116	37,116
Operating lease obligations	2,337	3,815	3,013	5,551	14,716
Deferred compensation (1)	62	125	119	387	693
Supplemental retirement plans (1)	178	540	498	8,891	10,107
Investment in limited partnership (2)	1,080	42	—	—	1,122
Total contractual obligations	$63,157	$11,022	$3,630	$51,945	$129,754

(1)  These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. The present value of the liability for supplemental retirement plans was $2.8 million at December 31, 2005 (discounted at approximately 6.5%) and is included on the Company’s balance sheet in accrued interest and other liabilities. See Item 8, “Financial Statements and Supplementary Data, Note 16, Benefit Plans”of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

(2)  These amounts represent estimates prepared by the limited partnerships. For further discussion See Item 8, “Financial Statements and Supplementary Data, Note 17, Comprehensive Income”.

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

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s   profitability is dependent to a large extent upon their net interest income, which is the difference between their interest income on interest-earning assets, such as loans and securities, and their interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating their sources and uses of funds.

The Company seeks to control their interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.

The Company’s net interest margin (on a fully tax equivalent basis) has remained relatively stable overall during the past three years 5.37 % in 2005, 5.15% in 2004 and 5.14% 2003. The Company deployed an interest rate risk measurement tool in 2003 that measures the sensitivity of every major asset and liability category on an individual basis to appropriately model the expected effect of changes in interest rates on these financial instruments. The output of this model indicates that the Company’s balance sheet as of December 31, 2005 is “asset sensitive”, that is it will grow net interest income and interest margin as rates move up and will experience a decline in net interest income and margin if rates were to fall.

Management believes that longer term municipal bonds, fixed rate loans, and loans at contractual floors benefited the Company’s interest margin in 2003 as market rates of interest fell and the yields on these assets were not as affected as instruments that move freely with changes in interest rates. During 2005 and 2004, as rates increased the loans at floors did not reprice as quickly, however these loans, which comprised approximately 22% of the portfolio at December 31, 2004 fell to approximately $180 million or 17% of it’s loan portfolio at December 31, 2005, given the increase in prevailing market rates. At December 31, 2005 variable rate loans that have reached a contractual floor (approximately 17%) and fixed rate loans comprised approximately 22.5% of the loan portfolio with the remaining 60.5% comprised of variable rate loans that will move freely with changes in the associated index rate.

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios. The net interest income estimates are one-year projections based on the earning assets and interest bearing liabilities as of December 31, 2005. The estimates are derived from an asset/liability management model deployed in 2003. There are numerous underlying assumptions that management believes are accurate. If these assumptions prove to be incorrect, the estimates generated by the model could be materially different from future results. Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on January 1, 2006). Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$65,644	$5,677	9.47%
200 basis point rise	63,770	3,803	6.34%
100 basis point rise	61,842	1,875	3.13%
50 basis point rise	60,939	972	1.62%
Base scenario	59,967	0	0.00%
50 basis point decline	58,367	(1,600)	-2.67%
100 basis point decline	56,730	(3,237)	-5.40%
200 basis point decline	53,279	(6,688)	-11.15%

	Ramp Scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base
300 basis point rise	$61,784	$1,817	3.03%
200 basis point rise	61,180	1,213	2.02%
100 basis point rise	60,553	586	0.98%
50 basis point rise	60,275	308	0.51%
Base scenario	59,967	0	0.00%
50 basis point decline	59,334	(633)	-1.06%
100 basis point decline	58,675	(1,292)	-2.15%
200 basis point decline	57,254	(2,713)	-4.52%

The following table shows management’s estimate of the loan portfolio stratification (variable, variable at floor, and fixed rate loans).  It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower (without penalty) if the borrower chooses to do so.  The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision (dollars in thousands).

Loans	Balance	% of Total
Variable	$630,662	60.3%
Variable at Floor*	180,206	17.1%
Fixed	236,767	22.5%
Total Gross Loans	$1,047,635	100%

*Variable Loans at Floor
	Coming off Floor		Repricing Schedule
Rate Increase Scenarios	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$175,580	97.4%	$48,944	$32,501	$33,160	$46,134	$14,841	$175,580
100 bps	2,044	1.2%	1,700	0	344	0		2,044
>100 bps	2,582	1.4%	328	1,448		806		2,582
Total at Floor	$180,206	100%	$50,972	$33,949	$33,504	$46,940	$14,841	$180,206

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

As of December 31, 2005, the Company’s and the Banks’ capital ratios exceeded applicable minimum regulatory requirements. The following tables present the capital ratios for the Company and the Banks compared to the standards for bank holding companies and well capitalized depository institutions as of December 31, 2005 (amounts in thousands except percentage amounts).

	The Company
	Actual Capital	Ratio	Minimum Capital Requirement
Leverage	$134,714	10.45%	4.0%
Tier 1 Risk-Based	$134,714	11.99%	4.0%
Total Risk-Based	$148,767	13.24%	8.0%

	The Banks
									Well	Minimum
	WSNB Actual		LCB Actual		CCB Actual		ACB Actual		Capitalized	Capital
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio	Ratio	Requirement
Leverage	$59,844	9.87%	$11,555	10.64%	$37,547	8.68%	$12,551	9.29%	5.0%	4.0%
Tier 1 Risk-Based	$59,844	11.11%	$11,555	12.38%	$37,547	10.25%	$12,551	10.61%	6.0%	4.0%
Total Risk-Based	$66,575	12.36%	$12,721	13.68%	$42,125	11.50%	$14,029	11.86%	10.0%	8.0%

The current and projected capital positions of the Company and its Banks and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s policy is to maintain ratios above the prescribed well-capitalized ratios at all times. In addition, the Company modified its internal capital policy in 2005 whereby each of the Bank’s minimum capital levels is increased as the ratio of commercial real estate (“CRE”) loans and commitments to total capital increases.  At December 31, 2005, the Company’s CRE as a percentage of total capital was approximately 570% of total capital which results in minimum leverage ratio of 6.50%, minimum Tier 1 Risk Based Ratio of  7.50% and a minimum Total Risk Based Ratio of 10.50%.

Shareholders’ Equity.    The shareholders’ equity of the Company increased from $93.4 million at December 31, 2003 to $110.2 million at December 31, 2004 and to $130.2 million at December 31, 2005.  These increases are attributable to retained earnings, the exercise of stock options, stock issued in acquisitions and adjustments for unrealized gains and losses on available-for-sale investment securities (net of tax) offset in part by stock repurchases by the Company. The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk weighting and other factors.

Unaudited Quarterly Statement of Operations Data

(dollars in thousands, except per share data)

	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
Net interest income	$15,889	$15,339	$14,355	$13,845	$13,715	$13,165	$12,587	$12,280
Less : Provision for loan losses	370	540	690	450	800	600	600	710
Other operating income	3,398	3,430	3,761	2,609	2,927	2,546	2,713	2,570
Other operating expenses	11,064	10,813	11,066	9,815	9,826	8,915	8,910	8,728
Income before income taxes	7,853	7,416	6,360	6,189	6,016	6,196	5,790	5,412
Provision for income taxes	2,931	2,706	2,269	2,166	1,975	2,347	2,109	1,947
Net income	$4,922	$4,710	$4,091	$4,023	$4,041	$3,849	$3,681	$3,465
Per share:
Basic earnings per share	$0.64	$0.61	$0.53	$0.53	$0.53	$0.51	$0.49	$0.46
Diluted earnings per share	$0.62	$0.59	$0.51	$0.51	$0.51	$0.49	$0.47	$0.44

Item 8. Financial Statements & Supplementary Data

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS
Cash and due from banks	$41,972	$29,975
Federal funds sold	39,535	74,630
Cash and Cash Equivalents	81,507	104,605
Interest-bearing deposits in banks	—	1,200
Loans held for sale	3,190	2,685
Trading securities (Note 4)	41	42
Available-for-sale investment securities (Notes 4 and 9)	79,519	82,521
Held-to-maturity investment securities (Notes 4 and 9)	2,888	3,067
Loans, less allowance for loan losses of $15,505 in 2005 and $13,786 in 2004 (Notes 5, 9, 10 and 15)	1,028,467	919,719
Premises and equipment, net (Note 6)	19,466	20,808
Goodwill (Notes 2 and 3)	28,270	28,286
Other intangible assets (Notes 2 and 3)	4,907	5,627
Accrued interest receivable and other assets (Notes 7, 14 and 16)	44,318	30,150
	$1,292,573	$1,198,710
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$276,667	$272,250
Interest bearing (Note 8)	772,028	750,716
Total deposits	1,048,695	1,022,966
Short-term borrowings (Note 9)	59,500	19,500
Long-term debt (Note 9)	6,500	2,000
Subordinated debentures (Note 11)	37,116	37,116
Accrued interest payable and other liabilities	10,530	6,977
	1,162,341	1,088,559
Commitments and contingencies (Note 10)
Shareholders’ equity (Note 12):
Preferred stock—no par value; 15,000,000 shares authorized; none issued	—	—
Common stock—no par value; 15,000,000 shares authorized; issued—7,782,223 shares in 2005 and 7,629,762 shares in 2004	71,042	68,125
Retained earnings	58,855	41,109
Accumulated other comprehensive income, net of taxes (Notes 4 and 17)	335	917
Total shareholders’ equity	130,232	110,151
	$1,292,573	$1,198,710

The accompanying notes are an integral

part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income:
Interest and fees on loans	$71,761	$59,078	$44,344
Interest on Federal funds sold	1,455	707	491
Interest on investment securities:
Taxable	1,794	1,688	1,438
Exempt from Federal income taxes	1,695	1,562	1,410
Interest on deposits in banks	24	48	46
Total interest income	76,729	63,083	47,729
Interest expense:
Interest on deposits (Note 8)	13,375	9,049	8,253
Interest on borrowings (Note 9)	1,365	408	251
Interest on subordinated debentures (Note 11)	2,561	1,879	1,122
Total interest expense	17,301	11,336	9,626
Net interest income before provision for loan losses	59,428	51,747	38,103
Provision for loan losses (Note 5)	2,050	2,710	2,270
Net interest income after provision for loan losses	57,378	49,037	35,833
Non-interest income:
Service charges and fees	5,609	4,708	4,044
Investment service fee income	792	621	100
Gain on sale and packaging of residential mortgage loans	4,062	3,793	4,730
Gain on sale of government-guaranteed loans	713	—	—
(Loss) gain on sale and call of investment securities, net (Note 4)	(4)	(9)	18
Other income	2,026	1,643	785
Total non-interest income	13,198	10,756	9,677
Non-interest expenses:
Salaries and employee benefits (Notes 5 and 16)	23,412	19,915	15,455
Occupancy (Notes 6 and 10)	3,903	3,112	2,413
Equipment (Note 6)	2,889	2,671	2,333
Other expenses (Note 13)	12,554	10,681	8,086
Total other expenses	42,758	36,379	28,287
Income before income taxes	27,818	23,414	17,223
Provision for income taxes (Note 14)	10,072	8,378	7,275
Net income	$17,746	$15,036	$9,948
Basic earnings per share (Note 12)	$2.30	$1.99	$1.51
Diluted earnings per share (Note 12)	$2.23	$1.91	$1.44

 The accompanying notes are an integral

part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

				Accumulated Other Comprehensive	Total	Total
	Common Stock		Retained	Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(net of taxes)	Equity	Income
Balance, January 1, 2003	5,980,376	$30,958	$22,712	$669	$54,339
Comprehensive income (Note 17):
Net Income			9,948		9,948	$9,948
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				212	212	212
Total comprehensive income						$10,160
Stock issued in CSB acquisition (Note 2)	606,260	12,702			12,702
Stock issued in ACB acquisition (Note 2)	524,964	15,973			15,973
Stock options exercised and related tax benefit	31,589	296			296
5% stock dividend	295,841	6,530	(6,530)
Fractional shares			(33)		(33)
Balance, December 31, 2003	7,439,030	66,459	26,097	881	93,437
Comprehensive income (Note 17):
Net income			15,036		15,036	$15,036
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				36	36	36
Total comprehensive income						$15,072
Stock options exercised and related tax benefit	193,732	1,751			1,751
Fractional shares			(24)		(24)
Repurchase and retirement of common stock (Note 12)	(3,000)	(85)			(85)
Balance, December 31, 2004	7,629,762	68,125	41,109	917	110,151
Comprehensive income (Note 17):
Net income			17,746		17,746	$17,746
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities (Note 4)				(582)	(582)	(582)
Total comprehensive income						$17,164
Stock options exercised and related tax benefit	152,461	2,917			2,917
Balance, December 31, 2005	7,782,223	$71,042	$58,855	$335	$130,232

	2005	2004	2003
Disclosure of reclassification amount, net of taxes (Note 17):
Unrealized holding (losses) gains arising during the year	$(584)	$30	$224
Less: reclassification adjustment for (losses) gains included in net income	(2)	(6)	12
Net unrealized (losses) holding gains on available-for-sale investment securities	$(582)	$36	$212

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$17,746	$15,036	$9,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,050	2,710	2,270
Depreciation and amortization	3,394	3,080	2,372
Deferred loan origination fees, net	655	279	427
Amortization of investment security premiums, net of accretion of discount	389	833	629
Loss (gain) on sale and call of available-for-sale investment securities	4	9	1
Gain on called held-to-maturity investment securities	—	—	(19)
Decrease (increase) in trading securities	1	(14)	(10)
Gain on sale of premises and equipment	(278)	—	—
Gain on sale of other real estate	—	—	(1)
Gain on life insurance death benefit	—	(585)
Increase in cash surrender value of life insurance policies	(968)	(780)	(483)
Compensation cost associated with the ESOP	—	150	325
Provision for deferred income taxes	(669)	935	(2,011)
(Increase) decrease in loans held for sale	(505)	(1,745)	3,986
Increase in accrued interest receivable and other assets	(2,128)	(602)	(3,255)
Increase (decrease) in accrued interest payable and other liabilities	3,553	(5,013)	6,397
Net cash provided by operating activities	23,244	14,293	20,576

Cash flows from investing activities:
Cash acquired in acquisitions, net	—	—	41,132
Proceeds from sale and call of available-for-sale investment securities	5,174	2,699	601
Proceeds from called held-to-maturity investment securities	—	—	2,670
Proceeds from matured available-for-sale investment securities	—	2,545	23,741
Proceeds from matured held-to-maturity investment securities	—	500	500
Purchases of available-for-sale investment securities	(15,711)	(22,160)	(46,420)
Principal repayments received from available-for-sale SBA loan pools and government-guaranteed mortgage-backed securities	12,312	13,149	11,641
Principal repayments received from held-to-maturity mortgage-backed securities	177	485	753
Net decrease in interest-bearing deposits in banks	1,200	2,998	3,284
Proceeds from sale of other real estate	—	—	141
Net increase in loans	(111,453)	(115,448)	(121,285)
Proceeds from the sale of premises and equipment	1,855	18	9
Purchases of premises and equipment	(2,909)	(3,595)	(1,498)
Proceeds from life insurance death benefit	—	1,499	—
Purchase of cash surrender value life insurance policies	(8,800)	—	(7,790)
Net cash used in investing activities	(118,155)	(117,310)	(92,521)

	2005	2004	2003
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(6,292)	$115,396	$74,656
Net increase (decrease) in time deposits	32,021	34,432	(2,090)
Net increase (decrease) in short-term borrowings	40,000	9,000	(4,000)
Net increase (decrease) in long-term debt	4,500	(8,150)	2,500
Proceeds from ESOP borrowings	—	150	325
Repayment of ESOP borrowings	—	(150)	(325)
Purchase of unearned ESOP shares	—	(150)	(325)
Issuance of subordinated debentures	—	—	20,000
Repurchase of common stock	—	(85)	—
Redemption of fractional shares	—	(24)	(33)
Proceeds from the exercise of stock options	1,584	1,240	237
Net cash provided by financing activities	71,813	151,659	90,945
(Decrease) increase in cash and cash equivalents	(23,098)	48,641	19,000
Cash and cash equivalents at beginning of year	104,605	55,964	36,964
Cash and cash equivalents at end of year	$81,507	$104,605	$55,964

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$16,589	$11,156	$9,465
Income taxes	$9,575	$11,042	$6,945

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(836)	$69	$326

Supplemental schedules related to acquisitions (Note 2):
Deposits	$—	$—	$211,199
Long-term debt	—	—	7,650
Other liabilities	—	—	2,017
Interest-bearing deposits in banks	—	—	(5,698)
Available-for-sale investment securities	—	—	(8,292)
Held-to-maturity investment securities	—	—	—
Loans, net	—	—	(156,652)
Premises and equipment	—	—	(4,048)
Intangibles	—	—	(30,759)
Other assets	—	—	(2,960)
Stock issued	—	—	28,675
Cash acquired, net of cash paid to shareholders	$—	$—	$41,132

The accompanying notes are an integral

part of these consolidated financial statements.

WESTERN SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Western Sierra Bancorp (the “Company”) is a bank holding company with four bank subsidiaries: Western Sierra National Bank (“WSNB”), Lake Community Bank (“LCB”), Central California Bank (“CCB”) and Auburn Community Bank (“ACB”) collectively “The Banks”.  The Company provides a wide range of commercial banking services to businesses and individuals in El Dorado, Placer, Sacramento, Lake, Stanislaus, San Joaquin, Calaveras, Amador, Tuolumne and Contra Costa counties.

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

The Company has completed two acquisitions during the three-year period ended December 31, 2005 as described in Note 2.  Both of these acquisitions were accounted for under the purchase method of accounting and accordingly their results of operations have been included in the consolidated financial statements since the date of acquisition.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2005.

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

For financial reporting purposes, the Company’s investments in the Trusts are accounted for under the equity method and are included in other assets on the consolidated balance sheet.  The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company’s consolidated balance sheets.  See Item 8, “Financial Statements and Supplementary Data, Note 11, Subordinated Dentures”

Use of Estimates

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

•      Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders’ equity.

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

Fair values for the majority of the Company’s available-for-sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions. For trading account assets, fair value is estimated giving consideration to the contractual interest rates, weighted-average maturities and anticipated prepayment speeds of the underlying instruments and market interest rates. (The fair values of residual interests in loans securitized or sold are estimated through the use of a model based on prepayment speeds, weighted-average life, expected credit losses and an assumed discount rate.)  For further discussion of fair values, See Item 8, “Financial Statements and Supplementary Data, Note 18, Disclosure About Fair Value Of Financial Instruments”.

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

The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained.  A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale.  A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date.  However, there were no sales of loans subject to these recourse provisions at December 31, 2005, 2004 or 2003.  SBA loans with unpaid balances of $12,762,000 and $2,793,000 were being serviced for others at December 31, 2005 and 2004, respectively.

Servicing rights acquired through the purchase or the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities.  Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense.  Servicing assets are periodically evaluated for impairment.  Servicing rights were not considered material for disclosure purposes.

In addition, participations in commercial loans totaling $23,849,000 and $12,612,000 were serviced for others as of December 31, 2005 and 2004, respectively.  These loans were sold without recourse and, therefore, their balances are not included in the consolidated balance sheet.

Loans

All references to Loans also include Leases which are carried net of unearned income.  Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the leases.  Total Leases outstanding at December 31, 2005 were approximately $1.5 million or approximately 0.14% of outstanding loans which is deemed immaterial for financial reporting purposes.

Loans are stated at principal balances outstanding, except for loans transferred from loans held for sale, which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts.  Interest is accrued daily based upon outstanding loan balances.  However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on non-accrual status and the accrual of interest income is suspended.  Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to the extent necessary to ensure collection.  Subsequent payments on these loans , or payments received on non-accrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as an impairment.  The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2005, there were no such loans being accounted for under this policy.

An impaired loan is measured based on the present value of expected future cash flows discounted at the instrument’s effective interest rate or, as a practical matter, at the instrument’s observable market price or the fair value of collateral if the loan is collateral dependent.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.  Interest income on impaired loans, if applicable, is recognized on a cash basis.

Loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan .  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for probable losses related to impaired loans and other losses on loans identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business.  The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as whole and economic conditions in the Company’s service area.

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management’s assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks.  These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Company’s Audit Committee engages experienced independent loan portfolio review professionals many of which are former bank examiners to assist in monitoring the accurate measurement of credit risk in the portfolio.  The Audit Committee determines the scope of such reviews and provides the report of findings to management and the Board’s Loan Committee after they have accepted it.  These reviews are supplemented with periodic reviews by the Company’s credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews also assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized in the consolidated financial statements.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

The allowance is established through a provision for loan losses, which is charged to expense.  Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance for loan losses after credit losses and loan growth.  The allowance for loan losses at December 31, 2005 and 2004, respectively, reflects management’s estimate of probable losses in the portfolio.

Other Real Estate

Other real estate (“OREO”) includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses.  A valuation allowance for losses on OREO is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on OREO, which is included in other expenses.  Subsequent gains or losses on sales or write downs resulting from permanent impairments are recorded in other income or expense as incurred.  On the consolidated balance sheet, OREO is included in accrued interest receivable and other assets.  The Company did not hold any OREO at December 31, 2005 and 2004.

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

Goodwill and Other Intangible Assets

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

Core deposit intangibles represent the estimated fair value of the deposit relationships acquired in the acquisition of subsidiary banks, and are being amortized on a straight-line basis over an estimated life of 10 years.

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

Stock-Based Compensation

At December 31, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note 12.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	December 31,
	2005	2004	2003
Net earnings - as reported	$17,746	$15,036	$9,948
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,178)	(676)	(540)
Net earnings - pro forma	$16,568	$14,360	$9,408

Basic earnings per share - as reported	$2.30	$1.99	$1.51
Basic earnings per share - pro forma	$2.15	$1.90	$1.43

Diluted earnings per share - as reported	$2.23	$1.91	$1.44
Diluted earnings per share - pro forma	$2.09	$1.83	$1.37

On August 25, 2005, the Company issued a Form 8-K reporting that the Board of Directors approved the acceleration of vesting of certain unvested stock options held by certain directors, executive officers and employees.  The board believed that was in the best interest of the shareholders to accelerate the vesting of these options, as it would have a positive impact on the future earnings (under Generally Accepted Accounting Principals, “GAAP”) of the Company. See “Impact of Recently Issued Accounting Standards, SFAS No. 123, and “Share-Based Payment Revised 2004)” below.

The 144,843 stock options (at an average strike price of $26.55) affected by the accelerated vesting represent approximately 24.7% of the outstanding stock options awarded and approximately 1.9% of current shares outstanding. The share acceleration was comprised of 67,293 to executive officers, 22,050 to Directors and 55,500 to certain other officers of the Company.

The effect of acceleration of options on the total pro forma stock-based compensation expense shown above was approximately $402,000.

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	December 31,
	2005	2004	2003
Dividend yield (not applicable)
Expected volatility	15.0%	19.7%	23.0%
Risk-free interest rate	4.03% - 4.45%	3.90% - 4.63%	3.95% - 4.50%
Weighted average expected option life	5.0 years	5.8 years	5.9 years
Weighted average fair value of options granted during the year	$8.41	$8.53	$5.87

The tables above reflect expected option lives that are management’s estimate.

Impact of Recently Issued Accounting Standards

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects that total pre-tax, annual compensation cost will not exceed $200,000. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

Financial Accounting Standards Board Staff Positions

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

2.             MERGERS AND ACQUISITIONS

During 2003, the Company acquired Auburn Community Bank (ACB) and Central Sierra Bank (CSB) each through a merger and tax-free reorganization.  ACB became a wholly-owned subsidiary of the Company and CSB was merged into Central California Bank.  The funds required to pay the cash portion of the consideration for these mergers was generally obtained through the issuance of trust preferred securities (See Note 11, Subordinated Debentures). In 2005, the proposed merger with Gold Country Financial Services was terminated resulting in costs incurred of $400,000.

The following table summarizes the terms of each acquisition (dollars in thousands):

	ACB	CSB
Date of acquisition	December 13, 2003	July 11, 2003
Common stock shares issued	524,964	606,260
Value of common stock issued	$15,900	$12,700
Cash paid	$6,500	$10,700
Total consideration	$22,400	$23,400
Goodwill recorded	$14,500	$11,600
Core deposit intangible recorded	$1,800	$2,900

The following supplemental pro forma information discloses selected financial information for the year ended December 31, 2003 as though the ACB and CSB mergers had been completed at the beginning of 2003 (dollars in thousands, except per share data).

Year Ended 2003
Earnings as reported:
Revenue	$57,406
Net income	$9,948
Basic EPS	$1.51
Diluted EPS	$1.44
Pro-forma merger adjustments:
Revenue	$10,246
Net income	$2,041
Pro-forma earnings after merger adjustments:
Revenue	$67,652
Net income	$11,989
Basic EPS	$1.62
Diluted EPS	$1.55

Pro forma net income for the year ended December 31, 2003 excludes nonrecurring charges of approximately $1,940,000, on an after-tax basis, representing merger-related expenses and the cost of retiring outstanding stock options.

The results of operations for the Company include ACB and CSB as of their respective acquisition dates as noted in the above table.

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2005 and 2004, goodwill totaled $28.3 million.  Goodwill has arisen from the application of purchase accounting to the Company’s last three acquisitions.  No goodwill amounts are deductible for tax purposes because each transaction was a tax-free reorganization.  Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the Company determined that no impairment charge was required for the years ended December 31, 2005 and 2004.

Other Intangible Assets

Intangible assets are comprised of core deposit intangibles totaling $7,198,000, net of accumulated amortization of $2,291,000 and $1,571,000 at December 31, 2005 and 2004, respectively.  The remaining balance will be amortized over a weighted average period of 7.2 years.  Amortization expense for the next five years is estimated as follows:

Year Ending December 31,	Amortization Expense

2006	$720
2007	678
2008	666
2009	666
2010	665

4.             TRADING AND INVESTMENT SECURITIES

Trading Securities

The estimated market value of trading securities at December 31, 2005 and 2004 totaled $41,000 and $42,000, respectively.  Net unrealized depreciation on trading securities of $1,000 and appreciation of $14,000 and $10,000 was included in other income for the years ended December 31, 2005, 2004 and 2003, respectively.  There were no sales or transfers of trading securities for the years ended December 31, 2005, 2004 and 2003.

Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2005 and 2004 consisted of the following (dollars in thousands):

Available-for-Sale:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$18,396	$—	$(370)	$18,026
Obligations of states and political subdivisions	38,210	1,118	(176)	39,152
Government guaranteed mortgage-backed securities	13,338	68	(121)	13,285
Corporate debt securities	993	60	—	1,053
Federal Reserve Bank stock	2,425	—	—	2,425
Federal Home Loan Bank stock	4,561	—	—	4,561
Other listed and unlisted equity securities	815	—	—	815
Other	202	—	—	202
	$78,940	$1,246	$(667)	$79,519

Net unrealized gains on available-for-sale investment securities totaling $579,000 were recorded, net of $244,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2005.  Proceeds and gross realized gains and losses from the sale and call of available-for-sale investment securities for the year ended December 31, 2005 totaled $5,174,000, $6,000 and $10,000, respectively.  There were no transfers of available-for-sale investment securities during the year ended December 31, 2005.

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$19,065	$53	$(146)	$18,972
Obligations of states and political subdivisions	33,197	1,440	(45)	34,592
Government guaranteed mortgage-backed securities	20,528	114	(109)	20,533
Corporate debt securities	993	108	—	1,101
Federal Reserve Bank stock	2,372	—	—	2,372
Federal Home Loan Bank stock	3,934	—	—	3,934
Other listed and unlisted equity securities	815	—	—	815
Other	202	—	—	202
	$81,106	$1,715	$(300)	$82,521

Net unrealized gains on available-for-sale investment securities totaling $1,415,000 were recorded, net of $498,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2004.  Proceeds and gross realized losses from the sale and call of available-for-sale investment securities for the year ended December 31, 2004 totaled $2,699,000 and $9,000, respectively.  Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2003 totaled $601,000 and $1,000, respectively.  There were no transfers of available-for-sale investment securities during the years ended December 31, 2004 and 2003.

Held-to-Maturity:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,381	$67	$—	$2,448
Government guaranteed mortgage-backed securities	507	7	(2)	512
	$2,888	$74	$(2)	$2,960

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,381	$123	$—	$2,504
Government guaranteed mortgage-backed securities	686	15	(2)	699
	$3,067	$138	$(2)	$3,203

There were no called held-to-maturity investment securities for the years ended December 31, 2005 and 2004.  Proceeds and gross realized gains from the call of held-to-maturity investment securities for the year ended December 31, 2003 totaled $2,670,000 and $19,000, respectively.  There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2005, 2004 and 2003.

The amortized cost and estimated fair value of investment securities at December 31, 2005 by contractual maturity are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2,997	$2,975	$—	$—
After one year through five years	14,258	13,993	—	—
After five years through ten years	9,656	9,748	1,471	1,516
After ten years	28,798	29,646	910	932
	55,709	56,362	2,381	2,448

Investment securities not due at a single maturity date:
Government guaranteed mortgage-backed securities	13,338	13,285	507	512
SBA loan pools	1,890	1,869	—	—
Federal Reserve Bank stock	2,425	2,425	—	—
Federal Home Loan Bank stock	4,561	4,561	—	—
Other listed and unlisted equity securities	815	815	—	—
Other	202	202	—	—
	$78,940	$79,519	$2,888	$2,960

Investment securities with amortized costs totaling $53,117,000 and $42,485,000 and fair values totaling $53,905,000 and $46,166,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowing arrangements (See Note 9 ,Borrowings Arrangements) at December 31, 2005 and 2004, respectively.

The following table shows gross unrealized losses and estimated fair values for temporarily impaired investment securities at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than One Year		Greater Than One Year		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$7,361	$(98)	$10,640	$(272)	$18,001	$(370)
Obligations of states and political subdivisions	9,294	(144)	1,563	(32)	10,857	(176)
Government guaranteed mortgage-backed securities	4,980	(96)	2,047	(27)	7,027	(123)

	$21,635	$(338)	$14,250	$(331)	$35,885	$(669)

In management’s opinion, the credit risk in the investment portfolio remains substantially unchanged from the date of purchase of such securities and the unrealized loses at December 31, 2005 are principally the result of increasing market interest rates that have negatively impacted the fair value of the Company’s investment portfolio.

At December 31, 2005, the Company held 199 investment securities of which 42 were in a loss position for less than twelve months and 32 were in a loss position and had been in a loss position for twelve months or more.  Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

5.             LOANS

Outstanding loans are summarized as follows (dollars in thousands):

	December 31,
	2005	2004
Commercial	$98,152	$119,823
Real estate – mortgage	547,570	517,121
Real estate – construction	244,872	199,140
Lot and land loans	134,147	82,987
Agricultural	15,828	11,514
Other loans	7,066	5,928
	1,047,635	936,513
Deferred loan origination fees, net	(3,663)	(3,008)
Allowance for loan losses	(15,505)	(13,786)
	$1,028,467	$919,719

Certain loans have been pledged to secure borrowing arrangements (See Note 9, Borrowings Arrangements).

Changes in the allowance for loan losses were as follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$13,786	$11,529	$7,113
Allowance acquired (Note 2)	—	—	2,640
Provision charged to operations	2,050	2,710	2,270
Losses charged to allowance	(761)	(539)	(612)
Recoveries	430	86	118
Balance, end of year	$15,505	$13,786	$11,529

At December 31, 2005 and 2004, non-accrual loans net of the government guaranteed portion totaled $912,000 and $889,000, respectively.  Interest foregone on non-accrual loans totaled $134,000, $29,000 and $30,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Loans considered to be impaired totaled $1.4 million, $1.5 million and $1.9 million at December 31, 2005, 2004 and 2003 respectively.  The related allowance for loan losses for these loans at December 31, 2005, 2004 and 2003 was $178,600, $217,000 and $88,000, respectively.  The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was approximately $1.4 million and $1.5 million and $1.0 million respectively.  The Company recognized $0, $7,000 and $54,000 in interest income on impaired loans during these same periods.

Salaries and employee benefits totaling $1,934,000, $2,469,000 and $2,338,000 were deferred as loan origination costs during 2005, 2004 and 2003, respectively.

6.             PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Land	$3,110	$3,491
Buildings and improvements	11,582	12,608
Furniture, fixtures and equipment	15,596	14,521
Leasehold improvements	2,926	1,982
Construction in progress	651	1,328
	33,865	33,930
Less accumulated depreciation and amortization	(14,399)	(13,122)
	$19,466	$20,808

Depreciation and amortization included in occupancy and equipment expense totaled $2,674,000, $2,360,000 and $1,979,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Accrued interest receivable	$5,268	$4,256
Deferred tax assets, net (Note 14)	4,433	3,510
Cash surrender value of life insurance policies (Note 16)	23,475	13,707
Investment in limited partnership	5,417	4,649
Prepaid expenses	979	1,094
Other	4,746	2,934
	$44,318	$30,150

The Company invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Company accounts for these investments under the cost method and management analyzes the investments annually for potential impairment.  The Company’s remaining capital commitments to these partnerships at December 31, 2005 and 2004 were approximately $1,122,000 and $717,000, respectively.  Such amounts are included in accrued interest payable and other liabilities on the consolidated balance sheet.

8.             INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Savings	$75,196	$79,297
NOW accounts	116,422	126,266
Money market	203,639	200,403
Time, $100,000 or more	222,496	185,936
Other time	154,275	158,814
	$772,028	$750,716

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2006	$345,507
2007	20,601
2008	7,947
2009	1,873
2010	843
$376,771

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Savings	$370	$308	$303
NOW accounts	422	362	242
Money market	2,552	1,957	1,264
Time, $100,000 or more	5,697	3,225	2,903
Other time	4,334	3,197	3,541
	$13,375	$9,049	$8,253

9.             BORROWING ARRANGEMENTS

Short-Term

The Company has $47.0 million in unsecured borrowing arrangements with three of its correspondent banks. In addition, as of December  31, 2005, the Company could borrow up to $500,000 on an overnight basis from the Federal Reserve Bank, secured by investment securities with amortized costs totaling $700,000 and estimated fair values totaling $700,000. At December 31, 2005 and 2004, there were no borrowings outstanding under these arrangements.

At December 31, 2005, the Company could also borrow up to $247 million from the Federal Home Loan Bank of San Francisco (“FHLB”) on either a short-term or long-term basis, secured by investment securities with amortized costs totaling $1.2 million and estimated fair values totaling $1.2 million, and mortgage loans with carrying values totaling approximately $415 million. There was $59.5 million in short-term borrowings outstanding under this arrangement at December 31, 2005 bearing an average interest rate of 4.05% leaving $187 million in available FHLB borrowings. There was $19.5 million in short-term borrowings under this arrangement at December 31, 2004 bearing an average interest rate of 1.84%.

Long-Term

At December 31, 2005, there was $6,500,000 in long-term borrowings from the FHLB under the arrangements described above, of which $3,500,000 will mature during 2007 and $3,000,000 during 2008, and bearing an average interest rate of 4.01%. Under these arrangements, there was $2,000,000 outstanding at December 31, 2004 at 2.34%.

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

		Minimum
	Minimum	Sublease
Year Ending	Lease	Rental
December 31,	Payments	Income
2006	$2,337	$165
2007	2,054	128
2008	1,761	78
2009	1,587	—
2010	1,426	—
Thereafter	5,551	—
	$14,716	$371

Rental expense included in occupancy expense totaled $1,987,000, $1,373,000 and $1,072,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income included in occupancy expense totaled $160,000, $96,000 and $97,000 for the years ended 2005, 2004 and 2003, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and stand by letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and stand by letters of credit as they do for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2005	2004
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$37,576	$33,019
Commercial real estate, construction and land development commitments:
Secured by real estate	213,334	211,737
Not secured by real estate	601	1,105
Other commercial commitments not secured by real estate	59,511	53,099
Agricultural commitments	2,690	3,261
Other commitments	—	3,872
	$313,712	$306,093
Stand by letters of credit	$20,303	$22,866

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

Stand by letters of credit are conditional commitments to guarantee the performance or financial obligation of a customer to a third party. The credit risk involved in issuing stand by letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these stand by letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2005 and 2004. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commitments to sell loans are agreements to sell to another party loans originated by the Company. The Company only sells loans to third parties without recourse. The Company is not exposed to credit loss if the borrower fails to perform according to the promissory note as long as the Company has fulfilled its obligations stated in the sales commitment.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans principally to customers throughout El Dorado, Placer, Sacramento, Lake, Stanislaus, San Joaquin, Calaveras, Amador, Tuolumne and Contra Costa counties.

In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 88% and 85% of the Company’s loan portfolio at December 31, 2005 and 2004, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. Personal and business income represents the primary source of repayment for a majority of these loans.

Contingencies

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured institutions under correspondent banking agreements. Uninsured deposits totaled $11,147,000 at December 31, 2005.

11.          SUBORDINATED DEBENTURES

The Company owns the common stock of four business trusts that have issued an aggregate of $36.0 million trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $37.1 million, with the maturity dates for the respective debentures ranging from 2031 through 2033. The subordinated debentures are callable by the issuer five years from the date of issuance, subject to certain conditions and exceptions. The Company is permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, a more restrictive formula must be used to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity less goodwill and any related deferred income tax liability will be allowed in Tier 1 capital. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at December 31, 2005.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

				Fixed or			Balance at
	Date		Redemption	Variable	Rate	Current	December 31,
Series	Issued	Maturity	Date	Rate	Index	Rate	2005	2004

Western Sierra Statutory Trust I	July 2001	July 2031	July 2006	Variable	3-month LIBOR +	7.80%	$6,196	$6,196
					3.58%
Western Sierra Statutory Trust II	December 2001	December 2031	December 2006	Variable	3-month LIBOR +	8.10%	10,300	10,300
					3.60%
Western Sierra Statutory Trust III	September 2003	September 2033	September 2008	Variable	3-month LIBOR +	7.05%	10,310	10,310
					2.90%
Western Sierra Statutory Trust IV	September 2003	September 2033	September 2008	Variable	3-month LIBOR +	7.05%	10,310	10,310
					2.90%

Interest expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 related to the subordinated debentures was $2,561,000, $1,879,000 and $1,122,000, respectively. The amount of deferred costs at December 31, 2005 and 2004 was $270,000 and $155,000, respectively. The amortization of the deferred costs, which was included in related interest expense, was $115,000, $95,000 and $64,000 for the years ended December 31, 2005, 2004 and 2003.

12.          SHAREHOLDERS’ EQUITY

Stock Split

On April 22, 2004, the Company announced a three-for-two stock split effective May 7, 2004. All shares and per share amounts have been retroactively restated to give effect for the stock split as if it had been declared at the beginning of the earliest period presented.

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any State banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2005, the banks had approximately $17.0 million in retained earnings available for dividend payment to the Company while maintaining “Well-Capitalized” status and compliance with the Company's internal capital policies.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount
December 31, 2005
Basic earnings per share	$17,746	7,706,824	$2.30
Effect of dilutive stock options		244,140
Diluted earnings per share	$17,746	7,950,964	$2.23

December 31, 2004
Basic earnings per share	$15,036	7,556,708	$1.99
Effect of dilutive stock options		335,365
Diluted earnings per share	$15,036	7,892,073	$1.91

December 31, 2003
Basic earnings per share	$9,948	6,600,296	$1.51
Effect of dilutive stock options		323,430
Diluted earnings per share	$9,948	6,923,726	$1.44

Stock Options

In 2004, 1999, 1997 and 1989, the Board of Directors adopted stock option plans for which 1,013,586 shares of common stock were reserved for issuance to employees and Directors under incentive and nonstatutory agreements. In addition, certain Sentinel Community Bank and ACB options outstanding at the date of the acquisition were converted into options to purchase shares of the Company’s common stock. A total of 17,901 shares remain reserved for issuance in connection with these plans. There were 444,700 shares available for grant under the 2004 plan at December 31, 2005. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the exercise price of each option must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally four years. Outstanding options under the 1999, 1997 and 1989 plans are exercisable until their expiration; however, no new options are expected to be granted under these plans.

At December 31, 2005 there were anti-dilutive options for 29,000 shares of common stock that had a weighted average exercise price of $38.27. There were no anti-dilutive options at December 31, 2004 or 2003.

A summary of the combined activity within the plans follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding beginning of year	583,378	$14.44	687,726	$10.05	551,781	$8.01
Options granted	163,300	$35.14	109,207	$29.25	180,391	$15.82
Options exercised	(152,461)	$10.40	(202,898)	$7.35	(32,481)	$7.26
Options canceled	(7,430)	$28.68	(10,657)	$18.12	(11,965)	$10.25
Options outstanding, end of year	586,787	$21.04	583,378	$14.44	687,726	$10.05
Options exercisable, end of year	541,505	$20.31	396,358	$11.83	493,209	$8.54

A summary of options outstanding at December 31, 2005 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2005	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable December 31, 2005
$ 4.17 - $ 6.66	75,574	2.8	75,574
$ 7.63 - $11.00	93,009	5.8	92,215
$ 13.55 - $16.83	79,840	6.5	75,202
$ 17.61 - $24.14	85,560	7.3	81,510
$ 28.67 - $32.25	96,504	8.2	86,304
$ 34.02 - $38.36	156,300	8.3	130,700
	586,787		541,505

Common Stock Repurchase Program

During 2004, the Board of Directors approved a plan to utilize up to $2 million (or approximately 1% of the total outstanding shares) to repurchase the Company’s common stock. No shares were repurchased in 2005. During 2004, the Company had purchased 3,000 shares at an average price of approximately $28.27 under this plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth below. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiaries meet all their capital adequacy requirements as of December 31, 2005 and 2004.

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

	2005		2004
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Western Sierra Bancorp and Subsidiaries	$134,714	10.4%	$113,605	9.5%
Minimum regulatory requirement	$51,618	4.0%	$47,923	4.0%
Western Sierra National Bank	$59,844	9.9%	$48,043	8.6%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$30,301	5.0%	$27,843	5.0%
Minimum regulatory requirement	$24,241	4.0%	$22,275	4.0%
Lake Community Bank	$11,555	10.6%	$11,253	9.6%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$5,429	5.0%	$5,867	5.0%
Minimum regulatory requirement	$4,343	4.0%	$4,693	4.0%
Central California Bank	$37,547	8.7%	$33,570	8.5%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$21,624	5.0%	$19,814	5.0%
Minimum regulatory requirement	$17,299	4.0%	$15,851	4.0%
Auburn Community Bank	$12,551	9.3%	$9,370	7.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$6,758	5.0%	$6,394	5.0%
Minimum regulatory requirement	$5,406	4.0%	$5,115	4.0%

Tier 1 Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$134,714	12.0%	$113,605	11.3%
Minimum regulatory requirement	$44,971	4.0%	$40,103	4.0%
Western Sierra National Bank	$59,844	11.1%	$48,043	9.9%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$32,308	6.0%	$28,998	6.0%
Minimum regulatory requirement	$21,538	4.0%	$19,332	4.0%
Lake Community Bank	$11,555	12.4%	$11,253	10.5%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$5,599	6.0%	$6,429	6.0%
Minimum regulatory requirement	$3,733	4.0%	$4,286	4.0%
Central California Bank	$37,547	10.3%	$33,570	11.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$21,975	6.0%	$18,258	6.0%
Minimum regulatory requirement	$14,650	4.0%	$12,172	4.0%
Auburn Community Bank	$12,551	10.6%	$9,370	9.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$7,096	6.0%	$6,237	6.0%
Minimum regulatory requirement	$4,730	4.0%	$4,158	4.0%

Total Risk-Based Capital Ratio
Western Sierra Bancorp and Subsidiaries	$148,767	13.2%	$126,138	12.6%
Minimum regulatory requirement	$89,942	8.0%	$80,207	8.0%
Western Sierra National Bank	$66,575	12.4%	$54,084	11.2%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$53,846	10.0%	$48,331	10.0%
Minimum regulatory requirement	$43,077	8.0%	$38,665	8.0%
Lake Community Bank	$12,721	13.6%	$12,593	11.8%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$9,332	10.0%	$10,715	10.0%
Minimum regulatory requirement	$7,465	8.0%	$8,572	8.0%
Central California Bank	$42,125	11.5%	$37,374	12.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$36,626	10.0%	$30,430	10.0%
Minimum regulatory requirement	$29,301	8.0%	$24,344	8.0%
Auburn Community Bank	$14,029	11.9%	$10,670	10.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action	$11,826	10.0%	$10,395	10.0%
Minimum regulatory requirement	$9,461	8.0%	$8,316	8.0%

13.          OTHER EXPENSES

Other expenses consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Professional fees	$1,821	$1,312	$1,096
Insurance	1,117	1,298	696
Data processing	1,306	1,293	1,084
Stationery and supplies	729	733	623
Advertising and promotion	742	621	364
Merger and acquisition	400	—	186
Amortization of core deposit intangibles	720	720	392
Other operating expenses	5,719	4,704	3,645
	$12,554	$10,681	$8,086

14.          INCOME TAXES

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following (dollars in thousands):

	Federal	State	Total

2005

Current	$8,136	$2,605	$10,741
Deferred	(437)	(232)	(669)

Provision for income taxes	$7,699	$2,373	$10,072

2004

Current	$5,379	$2,064	$7,443
Deferred	642	293	935

Provision for income taxes	$6,021	$2,357	$8,378

2003

Current	$7,388	$2,716	$10,104
Deferred	(2,306)	(523)	(2,829)

Provision for income taxes	$5,082	$2,193	$7,275

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004 (dollars in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Allowance for loan losses	$6,656	$6,263
Deferred compensation	1,697	1,261
Future benefit of State tax deduction	1,142	1,119
Other	28	225

Total deferred tax assets	9,523	8,868

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(263)	(181)
Deferred loans costs	(878)	(821)
Prepaid assets	(253)	(190)
Unrealized gains on available-for-sale investment securities	(244)	(498)
Organization costs	(1,994)	(1,993)
Premises and equipment	(1,458)	(1,378)
Other	—	(297)

Total deferred tax liabilities	(5,090)	(5,358)
Net deferred tax assets	$4,433	$3,510

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Federal income tax expense, at statutory rate	$9,736	35.0	$8,195	35.0	$6,028	35.0
State franchise tax, net of Federal tax effect	1,593	5.7	1,650	7.1	1,991	11.6
Tax-exempt income from investment securities and loans	(588)	(2.1)	(541)	(2.3)	(513)	(3.0)
Affordable housing tax credits	(677)	(2.4)	(460)	(2.0)	(202)	(1.2)
Tax-exempt income from life insurance policies	(316)	(1.1)	(554)	(2.4)	(159)	(0.9)
Other	324	1.1	88	0.4	130	0.7
Total income tax expense	$10,072	36.2	$8,378	35.8	$7,275	42.2

The effective tax rate in 2003 (42.2%) was effected by a charge of $940,000 taken in the fourth quarter to reverse tax benefits associated with the Company’s Real Estate Investment Trust (“REIT”). Had this charge not been taken, the effective tax rate in 2003 would have been approximately 36.8%.

15.          RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors. These transactions are on substantially the same terms and conditions as those prevailing for comparable transactions with unrelated parties.

The following is a summary of the aggregate activity involving related parties during 2005 (dollars in thousands):

Borrowings

Balance, January 1, 2005	$8,373

Disbursements	8,643
Amounts repaid	5,388

Balance, December 31, 2005	$11,628

Undisbursed commitments to related parties, December 31, 2005	$5,010

Other Transactions

On December 31, 2005, the Company sold real property in San Andreas California of approximately 13,000 square feet to Matthew Bruno a director of the Company, for $1.82 million resulting in a gain of $260,000, of which $195,000 was recognized and $65,000 was deferred over a ten year period to coincide with the branch lease. This property includes WSB’s San Andreas Branch (3,475 square feet) and an administrative facility (3,200 feet). WSB executed leases with minimum commitments of ten years on the branch and six months on the administrative facility with initial rents of approximately $1.25 per square foot.

In February 2004, Auburn Community Bank, a subsidiary of the Company, executed a ten year minimum term lease for a 5,000 square foot facility to serve as its primary headquarters and main branch. The facility is owned by a limited partnership in which director Jan Haldeman has a 30% ownership interest. The terms of lease include an initial rent of $1.71 per square foot.

Management believes that the terms and conditions of all lease and property sale agreements with affiliates were at fair market value and similar in terms of that would have been negotiated with an unrelated party.

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

Employer contributions totaled $499,000, $225,000 and $164,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

During 2005, the ESOP purchased 12,759 shares of the Company’s common stock with the proceeds of a contribution to the ESOP by the Company. During 2004, the ESOP purchased 4,500 shares of the Company’s common stock with the proceeds of a $150,000 loan to the ESOP by a member of the Board of Directors and an additional 7,800 shares were purchased with the proceeds of a contribution to the ESOP by the Company. During 2003, the ESOP purchased 9,975 shares of the Company’s common stock with the proceeds of a $325,000 loan to the ESOP by a member of the Board of Directors. Interest expense related to these loans totaled $1,000 and $7,000 during the years ended December 31, 2004 and 2003, respectively. There were no borrowings outstanding on these loans during the period ending December 31, 2005.

The debt of the ESOP is recorded as debt of the Company and the shares purchased with the proceeds are reported as unearned ESOP shares in shareholders’ equity. As the debt is repaid, shares are committed to be released and the Company reports compensation expense equal to the current market price of the shares. Committed to be released shares are subsequently allocated to active employees and are recognized as outstanding for earnings per share and capital ratio computations. The ESOP had no debt outstanding as of December 31, 2005 and 2004.

Contributions to the ESOP recognized as compensation expense totaled $456,000, $437,000 and $393,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Allocated and committed-to-be-released ESOP shares as of December 31, 2005, 2004 and 2003, adjusted for stock dividends, were as follows:

	2005	2004	2003
Allocated	147,680	144,839	132,459
Committed-to-be-released	12,759	12,300	14,962
Total ESOP shares	160,439	157,139	147,421

Salary Continuation Plans

Under the salary continuation plans, the Company is obligated to provide seven current and seven former executives, or their designated beneficiaries, with annual benefits for ten to fifteen years after retirement or death. The estimated present value of these future benefits are accrued over the period from the effective date of the plans until the executives’ expected retirement dates. The expense recognized under these plans totaled $594,000, $657,000 and $256,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The present value of the total vested liability of all salary continuation plans for the years ended December 31, 2005, 2004 and 2003, respectively was approximately $2.9 million, $2.4 million and $1.8 million, respectively, and is included in the consolidated balance sheet in accrued interest payable and other liabilities.

Officer Supplemental Life Insurance Plan

The Company invested in single premium life insurance policies on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The cash surrender value of these insurance policies totaled $23.5 million and $13.7 million at December 31, 2005 and 2004, respectively, and is included on the consolidated balance sheet in accrued interest receivable and other assets. Income on these policies, net of expense, totaled approximately $904,000, $724,000 and $504,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, the Company recognized income of $585,000 in non-interest income from the life insurance death benefit proceeds of $1,499,000 received upon the death of a former executive officer of the Company.

Director Retirement Plans

During 2005, the Board of Directors approved a retirement plan for director Thomas Manz, who elected early retirement from the Company. The plan provides for annual payments of $12,000 for five years to the director and became effective upon their retirement in May 2005. The estimated present value of these future payments, totaling $50,000, was included in other expense in the consolidated statement of income for the year ended December 31, 2005.

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

17.          COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (losses). Total comprehensive income and the components of accumulated other comprehensive income (losses) are presented in the consolidated statement of changes in shareholders’ equity.

At December 31, 2005, 2004 and 2003, the Company held securities classified as available-for-sale which had changes in unrealized gains as follows (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax

For the Year Ended December 31, 2005

Other comprehensive losses:
Unrealized holding losses	$(840)	$256	$(584)
Less: reclassification adjustment for losses included in net income	(4)	2	(2)

Net unrealized holding losses	$(836)	$254	$(582)

For the Year Ended December 31, 2004

Other comprehensive income:
Unrealized holding gains	$60	$(30)	$30
Less: reclassification adjustment for losses included in net income	(9)	3	(6)

Net unrealized holding gains	$69	$(33)	$36

For the Year Ended December 31, 2003

Other comprehensive income:
Unrealized holding gains	$344	$(120)	$224
Less: reclassification adjustment for gains included in net income	18	(6)	12

Net unrealized holding gains	$326	$(114)	$212

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

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

Loans :  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale are estimated using quoted market prices for similar loans. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

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

Limited partnerships capital commitment:  The fair value of the capital commitment to the limited partnerships is estimated using a discounted cash flow analysis using interest rates currently available for debt instruments of a similar term.

Commitments to extend credit:  Commitments to extend credit are primarily for variable rate loans and stand by letters of credit. For these commitments, there is no difference between the commitment amounts and their fair values. The fair value of commitments at each reporting date was not significant and not included in the accompanying table.

The estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$41,972	$41,972	$29,975	$29,975
Fed funds sold	39,535	39,535	74,630	74,630
Interest-bearing deposits in banks	—	—	1,200	1,200
Loans held for sale	3,190	3,190	2,685	2,732
Trading and investment securities	82,448	82,520	85,630	85,766
Loans	1,028,467	1,019,656	919,719	907,040
Cash surrender value of life insurance policies	23,475	23,475	13,707	13,707
Investment in limited partnership	5,417	5,417	4,649	4,649
Accrued interest receivable	5,268	5,268	4,256	4,256

Financial liabilities:
Deposits	$1,048,695	$1,049,094	$1,022,966	$1,023,499
Short-term borrowings	59,500	59,472	19,500	19,464
Long-term debt	6,500	6,424	2,000	1,984
Subordinated debentures	37,116	37,116	37,116	37,116
Limited partnership capital commitment	1,122	1,122	717	717
Accrued interest payable	2,036	2,036	1,324	1,324

19.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS
Cash and due from banks	$9,881	$8,925
Investment in subsidiaries	152,958	134,781
Trading securities	41	42
Available-for-sale investment securities	200	201
Premises and equipment	6,220	5,465
Other assets	3,678	2,217
Total assets	$172,978	$151,631
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt to bank subsidiary	$—	$2,309
Subordinated debentures	37,116	37,116
Accrued expenses and other liabilities	5,630	2,055
Total liabilities	42,746	41,480
Shareholders’ equity:
Common stock	71,042	68,125
Retained earnings	58,855	41,109
Accumulated other comprehensive income	335	917
Total shareholders’ equity	130,232	110,151
Total liabilities and shareholders’ equity	$172,978	$151,631

STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Income:

Dividends from subsidiaries	$5,500	$2,000	$3,000
Management and service fees from subsidiaries	5,219	4,297	3,635
Interest income	102	96	89
Trading securities (loss) income , net	(1)	14	10
Gain on sale of investment securities	—	—	—
Other income	81	6	18
Total income	10,901	6,413	6,753
Expenses:
Salaries and benefits	6,719	4,655	4,065
Occupancy and equipment	1,765	1,424	1,346
Interest expense	2,756	2,090	1,302
Data processing fees	557	502	419
Professional fees	975	600	515
Director fees and retirement expense	387	41	190
Merger costs	400	—	186
Other expenses	1,231	1,123	747
Total expenses	14,790	10,435	8,770
Loss before equity in undistributed income of subsidiaries	(3,889)	(4,022)	(2,017)
Equity in undistributed income of subsidiaries	17,760	16,522	10,850
Income before income tax benefit	13,871	12,500	8,833
Income tax benefit	3,875	2,536	1,115
Net income	$17,746	$15,036	$9,948

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$17,746	$15,036	$9,948
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(17,760)	(16,522)	(10,850)
Decrease (increase) in trading securities	1	(14)	(10)
Gain on sale of available-for-sale investment securities	—	—	(1)
Loss (Gain) on sale of premises and equipment	2	(4)	—
Compensation costs associated with the ESOP	—	150	325
Depreciation, amortization and accretion, net	856	740	725
(Increase) decrease in other assets	(126)	(297)	457
Increase in other liabilities	3,575	61	918
Net cash provided by (used in) operating activities	4,294	(850)	1,512

Cash flows from investing activities:
Purchase of available-for-sale investment securities	—	(200)	(14,992)
Proceeds from the sale of available-for-sale investment securities	—	—	15,000
Purchases of premises and equipment	(1,613)	(813)	(491)
Proceeds from sale of equipment	—	—	—
Investment in subsidiaries	(1,000)	(500)	(17,625)
Net cash used in investing activities	(2,613)	(1,513)	(18,108)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—
Repayment of long-term debt	(2,309)	(39)	(42)
Repurchase of common stock	—	(85)	—
Proceeds from ESOP borrowings	—	150	325
Repayment of ESOP borrowings	—	(150)	(325)
Purchase of unearned ESOP shares	—	(150)	(325)
Payments for fractional shares	—	(24)	(33)
Proceeds from exercise of stock options	1,584	1,240	237
Proceeds from issuance of subordinated debt	—	—	20,000
Net cash (used in) provided by financing activities	(725)	942	19,837
Net increase (decrease) in cash and cash equivalents	956	(1,421)	3,241
Cash and cash equivalents at beginning of year	8,925	10,346	7,105
Cash and cash equivalents at end of year	$9,881	$8,925	$10,346

20.          Subsequent Events

On February 7, 2006, the Company entered into a Definitive Agreement and Plan of Reorganization (“Agreement”) with Umpqua Holdings Corporation (“Umpqua”). Under the terms of the Agreement, the Company will merge with and into Umpqua, with Umpqua the surviving Company. The Agreement also provides for the Company’s subsidiary banks to be merged with and into Umpqua Bank, with Umpqua Bank the surviving entity.

The Agreement provides for each outstanding common share of the Company to be exchanged for one 1.61 shares of Umpqua common stock and for the Company’s outstanding stock options to be converted at the same conversion rate. Approximately 12.5 million Umpqua common shares are expected to be issued in connection with the merger, which is expected to qualify as a tax-free reorganization.

The transaction is expected to be completed during the second quarter of 2006, subject to the satisfaction of customary conditions, including the favorable vote of the Company’s and Umpqua shareholders and the receipt of either regulatory approvals or waivers, as the case may be.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

and Shareholders

Western Sierra Bancorp

We have audited the accompanying consolidated balance sheet of Western Sierra Bancorp and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Sierra Bancorp and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, the Company has entered into a definitive agreement to be acquired by Umpqua Holdings Corporation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Western Sierra Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Western Sierra Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of Western Sierra Bancorp’s internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California

March 7, 2006

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Western Sierra Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based upon those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors

Western Sierra Bancorp

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Western Sierra Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Western Sierra Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Western Sierra Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Western Sierra Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California

March 7, 2006

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth, as of February 1, 2006, the names of, and certain information concerning, the Company’s directors.  All directors served as such during fiscal year 2005.

Name and Title Other than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years

Charles W. Bacchi Chairman of the Board	62	1993	Partner in Bacchi Ranch, Brush Creek and E Bar LLC, cattle ranches.

John G. Briner	66	2005

Current CEO of First Mountain Bank since October 2005, Chairman of the Board of Auburn Community Bank since 1997. Executive Vice President and Chief Operating Officer of the Bancorp from May 2004 to June 2005 and Chief Executive Officer of Auburn Community bank from 1997 to June 2005.

Matthew A. Bruno, Sr.	62	2002	President of Turlock Dairy and Refrigeration, an equipment supply and dairy design firm located in Turlock.

Lary A. Davis	52	2000	President of Sonora Regional Medical Center.

William M. Eames	69	2002	President of William M. Eames & Associates (Consulting)

William J. Fisher	58	1993	President/Broker of Pacific States Development Corporation, real estate development and marketing. Mr. Fisher is also an attorney.

Gary D. Gall President and Chief Executive Officer	54	1993	President and Chief Executive Officer of the Company. Mr. Gall has over 30 years of community banking experience.

Name and Title Other than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years

Jan T. Haldeman	59	2003	President of Haldeman Homes, Inc.

Howard A. Jahn	60	1999	A Partner with Jackson-Jahn Commercial Real Estate. Former Senior Vice President of CB Commercial, a commercial real estate brokerage firm.

Alan J. Kleinert	61	2000	President of Cutler-Segerstrom Insurance and President of Kleinert & van Savoye Corporation (investments). Former Chairman of the Board of Sentinel Community Bank.

Lori A. Warden	49	2002

President of the CASA El Dorado a local nonprofit working with children in court system. Bank mortgage loan officer with Western Sierra Bank from January 2001 to March 2005. Former Operations Officer with US Bank (1998-2000).

Executive Officers

The following table sets forth information, as of February 1, 2006, concerning executive officers of the Company.  All executive officers served as such during fiscal year 2005 except for Mr. Rusnak who was hired on May 3, 2005.  Mr. John G. Briner previously served as Executive Vice President and Chief Operating Officer of Company until his resignation June 2005.  Mr. Briner still remains as a director.

Name	Age	Position and Principal Occupation For the Past Five Years

Gary D. Gall	54	President and Chief Executive Officer of the Company.

Kirk N. Dowdell	43

President and Chief Executive Officer of the Western Sierra National Bank and Executive Vice President/Chief Banking Officer of Company since April 2002. Served as Executive Vice President and Chief Credit Officer of the Company from May 1999 until April 2002.

Wayne D. Koonce	64

Executive Vice President and Chief Credit Officer since April 2004. Former Senior Vice President and Chief Credit Officer of Western Sierra National Bank since July 2003, and Senior Vice President and Credit Administrator of Western Sierra National Bank since April 2000.

Anthony J. Gould	43

Executive Vice President, Chief Financial Officer and Secretary since May 2002. Former Director of Finance and Accounting of Openwave Systems (2001-2002), former Treasurer of Centraal Corp. (2000-2001). Chief Financial and Chief Operating Officer Of Bay Area Bancshares from 1988-1999.

Patrick Rusnak	42

Executive Vice President and Chief Operating Officer since May 2006. Former Executive Vice President of Umpqua Holdings Corporation (July 2004-Feburary 2005) and Executive Vice President/Chief Financial Officer of Humboldt Bancorp (2000-2004).

None of the directors or executive officers was selected pursuant to any arrangement or understanding other than as directors or directors of Company acting within their capacities as such.  There are no family relationships between any of the directors or executive officers of the Company.

Board Independence

The Board has determined that a majority of the directors are “independent” within the meaning of the director independence standards set by the Nasdaq Stock Market, Inc. (“Nasdaq”) and the Securities and Exchange Commission (“SEC”), as currently in effect and as they may be changed from time to time.  Furthermore, the Board has determined that each of the current members of the Audit Committee are “independent” within such director independence standards and that each member satisfies the financial literacy requirements set forth under Rule 4350(d)(2) of the Nasdaq Rules.

The Audit Committee

As of February 1, 2006, the Audit Committee consisted of Directors Davis (Chairman), Fisher (Vice Chairman), Bacchi, Eames and Kleinert.  Directors Davis and Eames are each deemed by the Company to be an “audit committee financial expert.”  Directors Davis and Eames each have an understanding of generally accepted auditing principles (GAAP) and have the ability and experience to prepare, audit, evaluate and analyze financial statements which present the breadth and level of complexity of issues that the Company reasonably expects to be raised by the Company’s financial statements.  Director Davis has acquired these attributes as former Treasurer of Adventist Health System-West, a non-profit hospital management corporation, and as former Chief Financial Officer of Sonora Community Hospital.  Director Eames has acquired these attributes as a President and CEO of Bill’s Drugs, one of the top 50 drug chains in the United States.

The Audit Committee oversees the Company’s corporate accounting and reporting practices and the quality and integrity of the Company’s financial statements and reports, selects, hires, oversees and terminates the Company’s independent auditors, monitors the Company’s independent auditors’ qualifications, independence and performance, monitors the Company’s and its affiliates’ compliance with legal and regulatory requirements, oversees all internal auditing functions and controls, and oversees the Company’s and its affiliates’ risk management function.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  The Reporting Persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the knowledge of the Company, based solely on its review of the copies of such forms received by it, or written representations from the Reporting Persons, the Reporting Persons complied with the filing requirements during 2005, except for the following individuals inadvertently were late in reporting certain transactions.

Name	Transaction Date	Filing Date
Rusnak, Pat	07/29/05	09/07/05
Gall, Gary	09/02/05	09/07/05
Rowden, Fred	04/01/05	06/15/05
Koonce, Wayne	04/01/05	06/15/05
Dowdell, Kirk	04/01/05	06/15/05
Gould, Anthony	04/01/05	06/15/05
Jahn, Howard	01/01/05	04/05/05
Manz, Tom	01/01/05	04/05/05
Gould, Anthony	03/25/04	03/28/05
Bacchi, Charles	01/01/05	03/28/05
Bacchi, Charles	01/01/05	03/28/05
Warden, Lori	01/01/05	03/28/05
Haldeman, Jan	01/01/05	03/28/05
Fisher, Bill	01/01/05	03/28/05
Eames, William	01/01/05	03/28/05
Davis, Lary	01/01/05	03/28/05
Bruno, Matt	01/01/05	03/28/05
Kleinert, Alan	01/01/05	03/28/05

Code of Ethics

Company has adopted a Code of Ethics that is applicable to the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  The Code of Ethics is available on the Company’s website at www.westernsierrabancorp.com.  Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

Item 11. Executive Compensation

Summary Compensation Table

						Long Term Compensation
Annual Compensation						Awards		Payouts
(a)	(b)	c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted
Name and				Annual	Stock	Options/	LTIP	All Other
Principal Position	Year	Salary	Bonus(4)	Compensation(1)	Award(s)	SARs(2)	Payouts	Compensation(3)
		($)	($)	($)	($)		($)	($)
Gary D. Gall, President &	2005	346,020	480,076	N/A	—	20,000	—	16,474
Chief Executive Officer of the	2004	299,520	375,275	N/A	—	15,000	—	13,672
Company	2003	284,000	392,311	N/A	—	15,750	—	14,727

Kirk N. Dowdell, President and Chief
Executive Officer of Western Sierra	2005	213,500	222,085	N/A	—	10,000	—	15,079
National Bank and Executive Vice	2004	187,000	179,106	N/A	—	7,500	—	12,420
President of the Company	2003	165,500	194,700	N/A	—	15,750	—	14,043

Anthony J. Gould, Executive Vice	2005	157,500	74,660	N/A	—	4,000	—	14,841
President and Chief Financial Officer.	2004	140,000	66,521	N/A	—	4,500	—	11,044
	2003	142,800	61,200	N/A	—	3,150	—	11,900

						Long Term Compensation
Annual Compensation						Awards		Payouts
(a)	(b)	c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus(4)	Other Annual Compensation(1)	Restricted Stock Award(s)	Options/ SARs(2)	LTIP Payouts	All Other Compensation(3)
		($)	($)	($)	($)		($)	($)
Wayne D. Koonce, Executive Vice	2005	125,500	81,427	N/A		3,000		14,314
President and Chief Credit Officer	2004	107,625	42,960	N/A		3,750		7,299
of the Company	2003	92,917	40,400	N/A		3,150		7,505

Patrick J. Rusnak, Executive Vice President and Chief Operating Officer(5)	2005	136,000	126,868	N/A		30,000		—

(1)                                  No named executive officer had perquisites in an amount greater than the lesser of 10% of the total salary and bonus or $50,000.

(2)                                  These amounts are adjusted for stock dividends and splits.  The Company has no SARs.

(3)                                  This amount represents the cost of premiums for life insurance and Western Sierra National Bank’s contribution for the 401 KSOP Plan and ESOP.

(4)                                  This bonus amount for 2005 and 2004 represents 90% of the current year bonus and 10% of the prior year bonus for each of the named executive officers.  The 10% portion from the prior year bonus is carried forward because that portion is paid with the current year bonus provided the executive officer remained employed throughout the entire current year by the Company or subsidiary, as applicable.  The 2003 bonus amount includes 90% of the 2003 bonus and 33% of the 2002 bonus.

(5)                                  Mr. Rusnak joined the Company in May 2005.

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year

Individual Grants(1)

	Options/SARs Granted	% of Total Options/SARs Granted to Employees	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term (10) Years
Name	(#)	in Fiscal Year	($/Share)	Date	5%($)	10%($)
Gary D. Gall	20,000	15.5%	$34.77	9/2/2012	437,333	1,108,289
Kirk N. Dowdell	10,000	7.7%	$34.17	4/1/2015	214,893	544,582
Anthony J. Gould	4,000	3.1%	$34.17	4/1/2015	85,957	217,833
Wayne D. Koonce	3,000	2.3%	$34.17	4/1/2015	64,468	163,375
Patrick J. Rusnak	30,000	23.2%	$34.94	7/29/2012	659,207	1,670,561

(1)	The Company has no SARs, and the number of options and exercise price are adjusted for stock dividends and splits.

Option/SAR Exercises and Year End Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Value

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Year End (#) Exercisable/ Unexercisable(1)	Value of Unexercised In - the-Money Options/ SARs at Year End ($) Exercisable/ Unexercisable(1)
Gary D. Gall	39,591	1,061,000	114,095 / 0	2,714,753 / 0
Kirk N. Dowdell	4,786	147,002	61,741 / 0	1,142,248 / 0
Anthony J. Gould	18,250	352,582	21,750 / 0	322,421 / 0
Wayne D. Koonce	0	0	16,763 / 0	288,763 / 0
Patrick J. Rusnak	0	0	30,000 / 0	43,500 / 0

(1)                                  The Company has no SARs.

Employment Contracts

On December 4, 1997, Western Sierra National Bank entered into an agreement with Mr. Gall to provide him with severance benefits of up to two years’ worth of his regular compensation at the time of severance of employment in the event of (i) any merger or consolidation where Western Sierra National Bank is (A) not the surviving or resulting corporation or (B) the surviving corporation and the shareholders of Company at the time immediately prior to such merger will own less than 50% of the voting equity interests of the surviving corporation after such merger, (ii) a transfer of all or substantially all of the assets of Western Sierra National Bank, or (iii) a sale of the equity securities of Company representing more than 50% of the aggregate voting power of all outstanding equity securities of Company to any person or entity, or any group of persons or entities acting in concert (any of these events shall be referred to as an “Acquisition”).  The severance agreement is for a term of 5 years, and in the event of an Acquisition, if Mr. Gall is not given a new employment agreement that is satisfactory to him in his sole discretion within 15 days prior to the date of consummation of the Acquisition, then Western Sierra National Bank shall pay him the severance payment in a lump sum.  The severance agreement was extended for an additional five years in 2002.

Mr. Gall has a salary continuation agreement which provides that Western Sierra National Bank will pay him $165,000 per year for 15 years following his retirement from Western Sierra National Bank at age 60 or later (“Retirement Age”).  During 2005 the cost to the Company for benefits vested under this agreement was approximately $80,000.  In the event of disability while Mr. Gall is actively employed prior to Retirement Age, he will receive a benefit amount that is a percentage of the $165,000 per year for 15 years based on the vesting schedule below beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits provided by Western Sierra National Bank.  In the event of termination with or without cause or voluntary termination, Mr. Gall shall receive a benefit amount that is a percentage of the $165,000 per year based on the vesting schedule below for 15 years beginning with the month following the month in which Mr. Gall attains age 65 or beginning with the month following his death, if earlier.  The vesting schedule is 5.0% per year of service for the first seven years beginning January 9, 1995, and increases to an additional 6.5% per year of service for the last ten years.  Payment of salary continuation benefits to Mr. Gall is subject to his not working as an employee, independent contractor, or consultant of or for a branch of a financial institution located within a 15 mile radius of any branch of Western Sierra National Bank.  In the event there is a change of control of the Company, Mr. Gall shall be entitled to a lump sum payment of the present value (using the Applicable Federal Rate) of $165,000 being paid in 180 monthly installments beginning on the first day of the month following the consummation of the change of control.  In the event Mr. Gall is entitled to salary continuation benefits and dies prior to receiving all 180 monthly payments, then no further payments are to be paid pursuant to the salary continuation agreement after his death, but the beneficiaries of Mr. Gall shall be entitled to benefits of a split dollar agreement between Mr. Gall and Western Sierra National Bank.  Pursuant to the split dollar agreement, upon Mr. Gall’s death, his properly designated beneficiaries would be entitled to 75% of the difference between the death proceeds of certain life insurance policies with Mr. Gall as the insured and the cash value of such policies.  Western Sierra National Bank would be entitled upon the death of Mr. Gall, the remaining 25% of such difference.

On December 4, 1997, Western Sierra National Bank entered into an agreement with Mr. Dowdell to provide him with severance benefits of up to two years’ worth of his regular compensation at the time of severance of employment in the event of an Acquisition.  The amount of the severance payment will be calculated as stated in the severance agreement and is determined by the total assets of Western Sierra National Bank at the time of the Acquisition.  The severance agreement is for a term of 5 years, and in the event of an Acquisition, if Mr. Dowdell is not retained by the resulting corporation for at least one to two years in a position comparable to that of the highest level senior vice president of the resulting corporation or a position accepted by Mr. Dowdell, or the resulting corporation reduces his base salary from his base salary at the time of the Acquisition during the next one to two years following the Acquisition, then the resulting corporation shall pay him the severance payment in a lump sum.  The severance agreement was extended for an additional five years in 2002.

Mr. Dowdell has salary continuation agreements which provides that Western Sierra National Bank will pay him $75,000 per year for 15 years following his retirement from Western Sierra National Bank at age 65 or later (“Retirement Age”).  During 2005 the cost to the Company for benefits vested under this agreement was approximately $9,000.  In the event of disability while Mr. Dowdell is actively employed prior to Retirement Age, he will receive a benefit amount that is a percentage of the $75,000 per year for 15 years based on the vesting schedule below beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits provided by Western Sierra National Bank.  In the event Mr. Dowdell dies after being disabled, his beneficiaries would be entitled to such salary continuation benefits.  In the event of termination without cause or voluntary termination, Mr. Dowdell shall receive a benefit amount that is a percentage of the $75,000 per year for 15 years based on the vesting schedule below beginning with the month following the month in which Mr. Dowdell attains age 65 or beginning with the month following his death, if earlier.  The vesting schedule is 4% per year of service beginning January 1, 2000.  In the event of any (i) merger, consolidation or reorganization of the Company in which (A) the Company does not survive or (B) the Company survives with a resulting change in beneficial ownership of the Company of more than 50% of the voting shares, (ii) sale of more than 50% of the beneficial ownership of the voting shares of the Company to any person or group of persons acting in concert, or (iii) transfer or sale of more than 50% of the total market value of the assets of the Company (any of these events shall be referred to as a “Company Acquisition,” Mr. Dowdell shall receive a lump sum at the time of the consummation of such transaction equal to the present value of the aggregate amount of the $75,000 per year being paid for a period of 15 years in 180 monthly installments beginning on the first day of the month following the consummation of such transaction discounted using the long term monthly Applicable Federal Rate at the time of the consummation of such transaction.  The lump sum payment is reduced if such payment when aggregated with all other payments considered for purposes of calculating a parachute payment results in an excess parachute payment as defined under Section 280G of the Code.  Payment of salary continuation benefits to Mr. Dowdell is subject to his not working as an employee, independent contractor, or consultant of or for a financial institution located within a 35 mile radius of the head office of Western Sierra National Bank within a period of three years from the date of termination of employment.

In the event Mr. Dowdell dies while employed by Western Sierra National Bank or dies after retirement, then pursuant to a split dollar agreement between Mr. Dowdell and Western Sierra National Bank, his properly designated beneficiaries would be entitled to 75% of the difference between the death proceeds of certain life insurance policies with Mr. Dowdell as the insured and the cash value of such policies, however in the event of Mr. Dowdell dying after retirement, the aggregate amount paid under Mr. Dowdell’s salary continuation agreement and split dollar agreement shall be limited no more than the total of the 180 monthly payments that would have been paid to Mr. Dowdell under his salary continuation agreement as if Mr. Dowdell retired and died after receiving all 180 monthly payments.  Western Sierra National Bank would be entitled upon the death of Mr. Dowdell to the remaining difference.  Mr. Dowdell would be considered as being employed for purposes of the split dollar agreement in the event Mr. Dowdell has at least 12 years of service with Western Sierra National Bank and is disabled for the entire period between the time of his disability and death or is on a Western Sierra National Bank board approved leave of absence.

During 2004, Mr. Koonce executed a salary continuation agreements which provides that Western Sierra National Bank will pay him $36,000 per year for 10 years following his retirement from Western Sierra National Bank at age 67 or later (“Retirement Age”).   During 2005 the cost to the Company for benefits vested under this agreement was approximately $29,000.   In the event Mr. Koonce terminates employment due to disability prior to Retirement Age, he will receive a benefit amount commencing after termination of employment and continuing for 10 years that is based on his years of service and in accordance with the contracts vesting schedule.  In the event Mr. Koonce dies after disability payments have begun, his beneficiaries would be entitled to such salary continuation benefits.  In the event, Mr. Koonce is actively employed by Western Sierra National Bank and dies prior to Retirement Age, his beneficiaries would be entitled to benefits of $36,000 per year for 10 years beginning the month after his death.  In the event of early termination of employment with Western Sierra National Bank, Mr. Koonce would receive salary continuation benefits based on his years of service.  In the event Mr. Koonce dies after salary continuation benefits for early termination or normal retirement have begun, his beneficiaries would be entitled to the remainder of such benefits as if he had survived to receive the remainder of benefits for the fifteen years.  In no event are salary continuation benefits paid under the agreement if Mr. Koonce is terminated for cause.   In the event of any change of control of the Western Sierra National Bank, Mr. Koonce shall receive benefits under the agreement of $36,000 per year paid for a period of 10 years in 120 monthly installments beginning on the first day of the month following his termination of employment with Western Sierra National Bank.  The benefit payments upon a change of control to Mr. Koonce are reduced so that the payments to not result in an excess parachute payment as defined under Section 280G of the Code.

On February 10, 2004, the Company entered into an agreement that provides for severance benefits to Mr. Koonce in the event of a Company Acquisition and his termination or constructive termination of employment within 6 months of such Company Acquisition.  A Company Acquisition is (i) any merger or consolidation where Company is (A) not the surviving or resulting corporation or (B) the shareholders of Company at the time immediately prior to such merger will own less than 50% of the voting equity interests of the surviving corporation after such merger, (ii) a transfer of all or substantially all of the assets of Company, or (iii) a sale of the equity securities of Company representing more than 50% of the aggregate voting power of all outstanding equity securities of Company to any person or entity, or any group of persons or entities acting in concert.  Mr. Koonce would be paid severance benefits of 6 months of his regular monthly base salary based on his monthly base salary for the month immediately prior to such Company Acquisition if following a Company Acquisition he is (i) not retained by the surviving corporation for a period of at least 6 months following the Company Acquisition in (A) a position comparable to that of the highest level executive vice president of the resulting corporation or (B) a position accepted by him, or (ii) the surviving corporation within 6 months following the Company Acquisition reduces his base salary from his base salary at the time immediately prior to the Company Acquisition.  The severance benefits would be paid in a lump sum.  Mr. Koonce’s severance agreement is for a term expiring on December 31, 2008 and shall apply to any Company Acquisition consummated prior to such termination date provided that Mr. Koonce is employed by the Company as of the date of the public announcement of the Company Acquisition.

On February 10, 2004, the Company entered into an agreement that provides for severance benefits to Mr. Gould in the event of a Company Acquisition and his termination or constructive termination of employment within 18 months of such Company Acquisition.  A Company Acquisition is (i) any merger or consolidation where Company is (A) not the surviving or resulting corporation or (B) the shareholders of Company at the time immediately prior to such merger will own less than 50% of the voting equity interests of the surviving corporation after such merger, (ii) a transfer of all or substantially all of the assets of Company, or (iii) a sale of the equity securities of Company representing more than 50% of the aggregate voting power of all outstanding equity securities of Company to any person or entity, or any group of persons or entities acting in concert.  Mr. Gould would be paid severance benefits of 18 months of his regular monthly base salary based on his monthly base salary for the month immediately prior to such Company Acquisition if following a Company Acquisition he is (i) not retained by the surviving corporation for a period of at least 18 months following the Company Acquisition in (A) a position comparable to that of the highest level executive vice president of the resulting corporation or (B) a position accepted by him, or (ii) the surviving corporation within 18 months following the Company Acquisition reduces his base salary from his base salary at the time immediately prior to the Company Acquisition.  The severance benefits would be paid in a lump sum.  Mr. Gould’s severance agreement is for a term expiring on December 31, 2008 and shall apply to any Company Acquisition consummated prior to such termination date provided that Mr. Gould is employed by the Company as of the date of the public announcement of the Company Acquisition.

In connection with his appointment as the Executive Vice President, Chief Operating Officer of the Company, on May 3, 2005, the Company and Patrick J. Rusnak entered into an employment agreement.  The employment agreement is for a term of three years and provides for an initial base salary of $16,666 per month that increases to $18,333 per month on November 1, 2005, and if certain performance goals are met increases to $20,000 per month on May 1, 2006.  His employment agreement also provides for a contingent signing bonus of $21,000 to be paid after his successfully completing of 90 days of active employment with the Company.  Mr. Rusnak is also entitled to participate in the Management Incentive Compensation Plan of the Company.  Pursuant to its terms, if Mr. Rusnak’s employment with the Company is terminated without cause prior to the termination of the second anniversary of his employment agreement, he will receive a month of base salary for each month worked up to a maximum of 6 months, and if he is terminated without cause after the second anniversary of his employment agreement, he will receive a month of base salary for each month worked up to a maximum of 12 months.  In the event of a change of control Mr. Rusnak will receive a change in control payment of 18 months of base salary.  Mr. Rusnak is also entitled to an automobile allowance of $400 per month, a grant of 30,000 stock options within 90 days of employment and with the option price set at the market price of the Company’s stock at the time of grant, medical and dental coverage for him and his dependents.

Mr. Nordell, President of Lake Community Bank and former director of the Company, entered into an agreement with Lake Community Bank, a subsidiary of Company to provide him with severance benefits of up to two years’ worth of his base salary determined as of the month prior to a triggering event if after a triggering event (i) he is not retained by the resulting corporation for a period of two years in a position acceptable to him or a position comparable to that of the highest level vice president of the resulting corporation or (ii) his base salary is reduced at any time during the two years following the triggering event.  A triggering event is any (i) merger or consolidation involving Lake Community Bank in which (A) the Lake Community Bank does not survive or (B) the shareholders of Company at the time immediately prior to such merger will own less than 50% of the voting equity interests of the surviving corporation after such merger, (ii) the transfer of all or substantially all of the assets of Lake Community Bank, (iii) a sale of the stock of Lake Community Bank representing more than 50% of the aggregate voting power of all outstanding stock of Lake Community Bank to any person or entity, or group of persons acting in concert.   The severance agreement is for a term expiring on April 30, 2004.

Mr. Nordell has salary continuation agreements which provides that Lake Community Bank will pay him $75,000 per year for 15 years following his retirement from Lake Community Bank at age 65 or later (“Retirement Age”).  During 2005 the cost to the Company for benefits vested under this agreement was approximately $37,000.  In the event Mr. Nordell terminates employment due to disability prior to Retirement Age, he will receive a benefit amount commencing after termination of employment and continuing for 15 years that is based on his years of service and increases yearly beginning with benefits of $1,645 per year after a partial year of service to benefits of $75,000 per year after 15 years of service.  In the event Mr. Nordell dies after disability payments have begun, his beneficiaries would be entitled to such salary continuation benefits.  In the event, Mr. Nordell is actively employed by Lake Community Bank and dies prior to Retirement Age, his beneficiaries would be entitled to benefits of $75,000 per year for 15 years beginning the month after his death.  In the event of early termination of employment with Lake Community Bank, Mr. Nordell would receive salary continuation benefits based on his years of service and receive up to a benefit of $48,355 per year for 15 years based on 14 years of service with benefit payments commencing at age 65.  In the event Mr. Nordell dies after salary continuation benefits for early termination or normal retirement have begun, his beneficiaries would be entitled to the remainder of such benefits as if he had survived to receive the remainder of benefits for the fifteen years.  In no event are salary continuation benefits paid under the agreement if Mr. Nordell is terminated for cause.   In the event of any change of control of the Lake Community Bank, Mr. Nordell shall receive benefits under the agreement of $75,000 per year paid for a period of 15 years in 180 monthly installments beginning on the first day of the month following his termination of employment with Lake Community Bank.  The benefit payments upon a change of control to Mr. Nordell are reduced so that the payments to not result in an excess parachute payment as defined under Section 280G of the Code.

As previously mentioned, on February 7, 2006, the Company and its banking subsidiaries entered into a Merger Agreement with Umpqua and Umpqua Bank pursuant to which the Company will merge with and into Umpqua with Umpqua as the surviving corporation, and the Company’s banking subsidiaries will merge with and into Umpqua Bank with Umpqua Bank as the resulting bank.  In connection with the Merger Agreement, certain officers of the Company entered into amended and restated severance, employment and/or salary continuation agreements, collectively the “amended agreements.”  Pursuant to the amended agreements, the officers will receive, among other benefits, a lump sum upon consummation of a change in control, which includes the proposed merger with Umpqua.  In addition, subject to their willingness to remain employed with Umpqua or its subsidiaries for up to 9 months following the merger and subject to compliance with certain non-solicitation covenants, certain officers will receive an additional amount payable in monthly installments over a period of time up to 24 months following termination.  For the Company’s executive officers, the amounts payable in these circumstances either under their existing agreements (for those whose agreements were not amended in connection with the Merger Agreement) or under the amended agreements are as follows:

	Payment upon Change in Control		Payment over Period (up to 24 months)
Gary D. Gall	$1,503,877		$1,358,090
Kirk Dowdell	$576,471		$397,764
Anthony J. Gould	N/A		$544,536
Wayne D. Koonce	$360,000	*	$310,031
Douglas A. Nordell	$1,125,000	*	$55,711
Patrick J. Rusnak	N.A.		$525,267

*  Payable in monthly installments over 120 to 180 months.

Director Compensation

The Chairman of the Board of the Company receives $4,000 per month for his services.  Outside directors of the Company receive a $1,000 per month retainer and $1,000 for each Board meeting attended.  In addition the Chairman of the Compensation, Investment / ALCO and Audit Committee receive $3,000 annually for their service.

Directors of each of the subsidiary bank receive between $300 and $400 per month from the subsidiary banks on which they serve. The Chairman of the Board of each of the Banks receives between $300 and $1,100 per month from the subsidiary banks on which they serve. Loan Committee members of the Banks receive $4,000 annually and the Chairman of the Loan Committee receives up to $7,000 annually.

Directors have the option of deferring all or a portion of their fees.  This determination is made on annual basis and deferred fees accrue interest at the prime rate.

Directors also from time to time receive stock option grants as part of their compensation.  In May, 1999, each of the directors of the Company who was a director in 1998, other than Mr. Gall, was granted stock options to acquire 3,826 shares of Common

Stock, all at an exercise price of $6.67 per share.  The options are for a term of ten years expiring in May, 2009.  These options were fully vested upon the grant.  During 2000, each of the directors of the Company, other than Mr. Gall participated in Western Sierra Bancorp’s incentive compensation plan and earned a bonus of $7,000 or a stock option grant of 1,736 shares for directors that served the entire year or 1,011 shares for directors that came on the Board during the year from Sentinel Community Bank.  The directors that elected stock options grants were Ms. Cook and Messrs. Bacchi and Scariot, who each received a stock option grant of 1,736 shares and Messrs. Davis and Kleinert, who each received a stock option grant of 1,011 shares.  These stock options were granted on February 22, 2001 with an exercise price of $6.62 per share.

Each of the directors of the Company that served the entire year in 2001, other than Messrs. Gall and Nordell received a stock option grant of 661 shares in January 2002 with an exercise price of $9.83 per share.  The options are for a term of ten years expiring in January 2012, and the options were fully vested at the time of grant. In December 2002, each of the Company’s outside directors received a stock option grant to acquire 630 shares of Common Stock, all at an exercise price of $16.83 per share.  The options are for a term of ten years expiring in December 2012, and the options were fully vested at the time of grant.  In addition at December 31, 2002, outside directors of the Company had the election to take an additional stock option to acquire 1,071 shares of Common Stock at the exercise price of $16.83 per share in lien of directors’ fees for the first six months of 2003.  Messrs. Bacchi, Bruno, Jahn, Davis, Kleinert and Prescott elected to take stock options in lieu of directors’ fees.  Mr. Manz elected to take half in stock options and half in fees.  The stock options are for a term of ten years expiring in December 2012 and were fully vested at time of grant.

In July 2003, outside directors of the Company had the election to take an additional stock option to acquire 1,728 shares of Common Stock at the exercise price of $20.82 per share in lien of directors’ fees for July 2003 through June 2004.  Messrs. Bacchi, Bruno, Jahn, Kleinert, Davis, Manz and Prescott elected to take stock options in lieu of directors’ fees.  Mr. Fisher elected to take 40% in stock options and 60% in fees.  The stock options are for a term of ten years expiring in July 2013 and were fully vested at time of grant.

In January 2004, each of the Company’s outside directors received a stock option grant to acquire 600 shares of Common Stock, all at an exercise price of $31.33 per share.  The options are for a term of ten years expiring in January 2014, and the options were fully vested at the time of grant. In July 2004, outside directors of the Company had the election to take an additional stock option to acquire 1,200 shares of Common Stock at the exercise price of $30.00 per share in lien of directors’ fees for July 2004 through June 2005.  Messrs. Bacchi, Bruno, Jahn, Kleinert, Davis, Manz and Haldeman elected to take stock options in lieu of directors’ fees.  Mr. Fisher elected to take 40% in stock options and 60% in fees.  Mr. Eames elected to take 50% in stock options.  The stock options are for a term of ten years expiring in July 2014 and were fully vested at time of grant.

In January 2005, each of the Company’s outside directors received a stock option grant to acquire 3,000 shares of Common Stock, all at an exercise price of $38.36 per share.  The options are for a term of ten years expiring in January 2015, and the options were 25% vested at the time of grant and subsequently accelerated to 100% in August 2005. All of the option amounts and prices have been adjusted for stock splits and stock dividends.

Mr. Briner, formerly Chief Executive Officer of Auburn Community Bank and Chief Operating Officer of the Company, retired as a member of management in the second quarter of  2005 and was subsequently appointed to the board of directors.  At the time of his retirement, the Board approved the full vesting of his salary continuation agreement.   This agreement was originally executed by Auburn Community Bank prior to its acquisition by the Company.  The agreement provides for payment s to Mr. Briner, or his heirs upon his death, of $50,000 per year for 15 years at age 67.   During 2005 the cost to the Company for benefits vested under this agreement, including the cost of the accelerated vesting was approximately $300,000.

Certain former Directors have been executed Director Emeritus agreements and been awarded compensation ranging from $500 per month for ten years to $1,000 a month for five years.

The Compensation Committee Interlocks and Insider Participation

As of February 1, 2006, the Compensation Committee consisted of Directors Eames (Chairman), Kleinert (Vice Chairman), Bacchi, Bruno and Haldeman served as members of the Compensation Committee during 2005.

On December 31, 2005, the Company sold real property in San Andreas California of approximately 13,000 square feet to Matthew Bruno a director of the Company, for $1.82 million resulting in a gain of $260,000, of which $195,000 was recognized and $65,000 was deferred over a ten year period to coincide with the branch lease.  This property includes WSB’s San Andreas Branch (3,475 square feet) and an administrative facility (3,200 feet). WSB executed leases with minimum commitments of ten years on the branch and six months on the administrative facility with initial rents of approximately $1.25 per square foot.

In February 2004, Auburn Community Bank, a subsidiary of the Company, executed a lease for a 5,000 square foot facility to serve as its primary headquarters and main branch.  The facility is owned by a limited partnership in which director Jan Haldeman has a 30% ownership interest.  The terms of lease include an initial rent of $1.71 per square foot.

Management believes that the terms and conditions of all lease and property sale agreements with affiliates were at fair market value and similar to terms of that would have been negotiated with a third party.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Management of the Company knows of one financial institution that owns approximately 5.7% of outstanding shares of Common Stock.  Other than this institution, management does not know of any person who owns, beneficially or of record, either individually or together with associates, 5 percent (5%) or more of the outstanding shares of Common Stock, except as set forth in the table below.

The following table sets forth, as of February 15, 2006, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of the Company’s directors, named executive officers and principal shareholders and by the directors and executive officers of the Company as a group.  The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which the director, principal shareholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of February 15, 2006.  Each person in the table, except as noted has sole voting and investment powers over the shares beneficially owned.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Named Executive Officers
Charles W. Bacchi	293,363	(1)	3.75%
Matthew A. Bruno, Sr.	299,927	(2)	3.84%
Lary Davis	54,731	(3)	*
William M. Eames	384,598	(4)	4.93%
William J. Fisher	293,775	(5)	3.76%
Gary D. Gall	274,507	(6)	3.47%
Howard A. Jahn	56,711	(7)	*
Alan J. Kleinert	370,711	(8)	4.74%
Lori A. Warden	218,284	(9)	2.80%
Kirk N. Dowdell	74,425	(10)	*
John G. Briner	21,380	(11)	*
Wayne D. Koonce	23,308	(12)	*
Patrick J. Rusnak	30,000	(13)	*
Anthony J. Gould	43,278	(14)	*
Jan T. Haldeman	297,593	(15)	3.81%

All Directors and Officers as a Group (15 in all)	1,156,503	(16)	14.22%

Principal Shareholder:
Banc Fund V L.P., Banc Fund VI L.P., and Banc Fund VII L.P. (17)	410,222		5.26%
Caxton International Limited (18)	511,367		6.55%

*denotes less 1%

(1)                                  Mr. Bacchi has shared voting and investment powers as to 278,912 shares which includes 160,439 shares and 102,909 shares in his capacity as a co-trustee for the Company’s ESOP and the Company’s 401KSOP, respectively.  Mr. Bacchi disclaims beneficial ownership as to those shares beneficially owned by him as a co-trustee of the ESOP and 401KSOP to the extent of pass-through voting and investment rights exercised by participants of the ESOP and 401KSOP.  The total amount also includes 14,451 shares acquirable by exercise of stock options.

(2)                                  Mr. Bruno has shared voting and investment powers as to 291,098 shares which includes 160,439 shares and 102,909 shares in his capacity as a co-trustee for the Company’s ESOP and the Company’s 401KSOP, respectively.  Mr. Bruno disclaims beneficial ownership as to those shares beneficially owned by him as a co-trustee of the ESOP and 401KSOP to the extent of pass-through voting and investment rights exercised by participants of the ESOP and 401KSOP.  The total amount also includes 8,829 shares acquirable by exercise of stock options.

(3)                                  Mr. Davis has shared voting and investment powers as to 44,530 of these shares, and the total amount includes 10,201 shares acquirable by exercise of stock options.

(4)                                  Mr. Eames has shared voting and investment powers as to 263,348 shares which includes 160,439 shares and 102,909 shares in his capacity as a co-trustee for the Company’s ESOP and the Company’s 401KSOP, respectively.  Mr. Eames disclaims beneficial ownership as to those shares beneficially owned by him as a co-trustee of the ESOP and 401KSOP to the extent of pass-through voting and investment rights exercised by participants of the ESOP and 401KSOP.  The amount includes 3,000 shares acquirable by exercise of stock options.

(5)                                  Mr. Fisher has shared voting and investment powers as to 274,533 shares which includes 160,439 shares and 102,909 shares in his capacity as a co-trustee for the Company’s ESOP and the Company’s 401KSOP, respectively.  Mr. Fisher disclaims beneficial ownership as to those shares beneficially owned by him as a co-trustee of the ESOP and 401KSOP to the extent of pass-through voting and investment rights exercised by participants of the ESOP and 401KSOP.  The total amount also includes 19,242 shares acquirable by exercise of stock options.

(6)                                  Includes 35,318 shares held solely by Mr. Gall’s spouse in a separate account to which Mr. Gall disclaims beneficial ownership and the total amount also includes 75,065 shares acquirable by exercise of stock options.

(7)                                  The amount includes 8,890 shares acquirable by exercise of stock options

(8)                                  Mr. Kleinert has shared voting and investment powers as to 263,348 shares which includes 160,439 shares and 102,909 shares in his capacity as a co-trustee for the Company’s ESOP and the Company’s 401KSOP, respectively.  Mr. Kleinert disclaims beneficial ownership as to those shares beneficially owned by him as a co-trustee of the ESOP and 401KSOP to the extent of pass-through voting and investment rights exercised by participants of the ESOP and 401KSOP.  The total amount also includes 10,441 shares acquirable by exercise of stock options.

(9)                                  Ms. Warden has shared voting and investment powers as to 215,284 of these shares, and the total amount includes 3,000 shares acquirable by exercise of stock options.

(10)                            The amount includes 61,741 shares acquirable by exercise of stock options.

(11)                            Mr. Briner has shared voting and investment powers as to 21,380 of these shares.

(12)                            The amount includes 16,763 shares acquirable by exercise of stock options.

(13)                            All 30,000 of these shares are acquirable by exercise of stock options.

(14)                            The amount includes 16,000 shares acquirable by exercise of stock options.

(15)                            Mr. Haldeman has shared voting and investment powers as to 263,348 shares which includes 160,439 shares and 102,909 shares in his capacity as a co-trustee for the Company’s ESOP and the Company’s 401KSOP, respectively.  Mr. Haldeman disclaims beneficial ownership as to those shares beneficially owned by him as a co-trustee of the ESOP and 401KSOP to the extent of pass-through voting and investment rights exercised by participants of the ESOP and 401KSOP.  The total amount also includes 10,741 shares acquirable by exercise of stock options.

(16)                            The amount includes 327,394 shares acquirable by exercise of stock options.

(17)                            Information based on Schedule 13G filed by Banc Fund V L.P., Banc Fund VI L.P., and Banc Fund VII L.P. (collectively “Banc Funds”) as a group with the SEC.  Represents 249,764 shares owned by Banc Fund V L.P., 132,439 shares owned by Banc Fund VI L.P., and 28,019 shares owned by Banc Fund VII L.P.  The address given for the Banc Funds is 208 S. LaSalle Street, Chicago, IL 60604.

(18)                            Information based on Schedule 13G filed by Caxton International Limited as filed with the SEC on February 28, 2006. Caxton Associates, LLC is the trading advisor to Caxton International and has voting and dispositive power with respect to the investment of Caxton International. Caxton Associates is also trading advisor to GDK, Inc. which owns 1,584 shares of the Company and, therefore, Caxton Associates has voting and dispositive power with respect to the investment of GDK. The number of share beneficially owned by Caxton International does not include shares beneficially owned by GDK. The address given by Caxton International is c/o Prime Management Limited, Mechanics Building, 12 Church Street, Hamilton HM11, Bermuda.

Item 13. Certain Relationships and Related Transactions.

Some of the Company’s directors and executive officers and their immediate families as well as the companies with which they are associated are customers of, or have had banking transactions with the Banks in the ordinary course of business, and the Banks expect to have banking transactions with such persons in the future.  In management’s opinion, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

Some of the directors and officers of the Company and Banks have spouses that are also officers or employees of the Company or a bank subsidiary of the Company.

Ms. Lesa Gall, the spouse of Gary Gall (President and Chief Executive Officer and Director of the Company) was an Operations System Analyst and officer of the Company in 2004 and terminated employment with the Company effective March 31, 2005.  As part of Ms. Gall’s severance package in recognition of her valued employment with the Company and Western Sierra National Bank since 1987 (including a period in which she was Chief Financial Officer) the Company Board of Directors approved the acceleration of the vesting of her unvested stock options and salary continuation benefits (at a cost of approximately $110,000) and approved an 18 month consulting agreement with her.  Ms. Gall, under her consulting agreement which commenced on April 1, 2005, agrees to provide consulting services as requested by Company, including, but not limited to, the areas of merger, acquisition and integration issues related to the Company and its subsidiaries in consideration for an earned retainer of $2,000 per month plus $80 per hour for each hour of service that she is requested to provide consulting services.  In addition, Ms. Gall’s consulting agreement contains noncompetition and nonsolititation clauses, where Ms. Gall agrees to not compete with the Company and its subsidiaries and not solicit their employees.  Ms. Gall earned $37,200 in salary , and $18,000 in consulting fees during 2005 for her services.

Mr. Jeff Gall, son of Gary Gall, is a Vice President/Financial Reporting and Analysis with the Company and earned approximately $67,600 in salary and bonus in 2005.  Mr. Jeff Gall reports directly to the Chief Financial Officer of the Company, and he does not live in the same household as Mr. Gary Gall.

Ms. Deborah Nordell, Business Banking Officer is an officer of Lake Community Bank, a wholly-owned subsidiary bank of Company and is the spouse of Douglas Nordell, President and Chief Executive Officer and director of Lake Community Bank and a former director of the Company.  In 2005, Ms. Nordell earned $34,700 in salary and a bonus of $3,300.

Ms. Kathleen Rowden is a Mortgage Loan Officer with Central California Bank, a wholly-owned subsidiary of the Company and is the spouse of Fred Rowden, President and Chief Executive Office and director of Central California Bank.  Ms. Rowden is paid by Central California Bank on commission basis only and earned commissions of $36,900 in 2005.  Each of Ms. Nordell and Rowden reports to an officer other than her spouse.

Item 14.  Principal Accounting Fees and Services

The firm of Perry-Smith LLP served as independent certified public accountants for the Company through the year 2005.  The Company’s board has determined the firm of Perry-Smith LLP to be fully independent of the operations of Company.

Aggregate fees billed by Perry-Smith LLP to the Company for the years ended 2005 and 2004 are as follows:

	2005	2004
Audit fees	$289,000	$245,200
Audit related fees	$21,000	$19,400
Tax fees associated with consulting and return preparation	$89,000	$69,700
All other fees	$13,600	$14,100

The Audit Committee of the Company has considered the provision of non-audit services provided by Perry-Smith LLP to be compatible with maintaining the independence of Perry-Smith LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary.  The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The tax fees and other fees paid in 2005 and 2004 were approved per the Audit Committee’s pre-approval policies.

Item 15. Exhibits, Financial Statement Schedules.

(a)     Financial Statements:

(1) Listed and included in Part II, Item 8.

(2) Financial Statement Schedules:

In accordance with Regulation S-X, the financial statement schedules have been omitted because they are not applicable to or required of the Company or the required information is included in the financial statements or notes thereto.

(3)  Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.1 and are incorporated herein by this reference.

3.2	Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-66675, as Exhibit 3.2 and are incorporated herein by this reference.

3.3	Amendments to Bylaws are contained in the Registrant’s Registration Statement on Form S-4, file #333-76678, as Exhibit 3.2 and are incorporated herein by this reference.

10.1	Severance Benefits Agreement dated January 16, 2004 between Mr. Kirk Dowdell and Western Sierra Bancorp.(3)

10.2	Executive Salary Continuation Agreement dated August 22, 2002, between Mr. Gary D. Gall and Western Sierra National Bank.(1)

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

10.11

Severance Benefits Agreement dated July 25, 2002 between Mr. Gary D. Gall and Western Sierra Bancorp is included as an exhibit to the registrants 10-K for December 31, 2004 and incorporated herein by this reference.

10.12

Western Sierra National Bank Incentive Compensation Plan for Senior Management is contained in the Registrant’s Registration Statement on Form S-4, file # 333-66675, as Exhibit 10.12 and is incorporated herein by this reference.

10.13	Folsom Western Sierra National Bank branch lease and lease amendment.(1)

10.14

Agreement and Plan of Reorganization by and between the Western and Central Sierra Bank dated as of March 12, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-104817 and is incorporated herein by this reference.

10.15	Wells Fargo Note Contract dated April 10, 2003, included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.16

Executive Salary Continuation Agreement dated June 22, 2002, between Mr. Fred Rowden and Central California Bank, included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.17

Executive Salary Continuation Agreement dated June 1, 2002, between Mr. Phillip Wood and Western Sierra National Bank, included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.18

Executive Salary Continuation Agreement dated June 25, 2002, between Mr. Doug Nordell and Roseville 1st National Bank, included as an exhibit to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.19

Agreement and Plan of Reorganization by and between the Western and Auburn Community Bank dated as of August 20, 2003 is attached as Appendix A to the proxy statement-prospectus contained in the S-4 Registration Statement file #333-109833 and is incorporated herein by this reference, included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

10.20

Contract between Woodbury Financial Services, Inc. and Western Sierra National Bank dated July 22, 2003, included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

10.21	Summary of financial terms for Western Sierra Statutory Trusts III and IV, included as an exhibit to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

10.22

Severance Benefits Agreement dated February 10, 2004 between Mr. Anthony Gould and Western Sierra Bancorp, included as an exhibit to the Registrant’s 10-Q for March 31, 2004, which is incorporated by this reference herein.

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

10.25	Employment Agreement dated May 3, 2005 between the Company, and Patrick J. Rusnak and is incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended March 31, 2005.

10.26	Termination and Settlement Agreement with Gold Country Financial Services, Inc., and is incorporated by reference to Exhibit 10.1 to Form 8-K for June 24, 2005.

10.27	Retirement, Consulting and Noncompetition Agreement with John G. Briner dated June 30, 2005, and is incorporated by reference to Exhibit 10.1 to Form 8-K dated June 30, 2006.

10.28	Executive Survivor Income Agreement for Anthony J. Gould, and is incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2005.

10.29	Deferred Compensation Agreement for Patrick J. Rusnak, and is incorporated by reference to Exhibit 10.1 to Form 8-K dated July 22, 2005.

10.30	Summary of Options Held by Certain Directors and Executives of Western Sierra Bancorp and is incorporated by reference to Exhibit 99.1 to Form 8-K dated August 30, 2005.

10.31

Agreement and Plan of Reorganization among Western Sierra Bancorp and its Affiliate Bank and Umpqua Bancorp and Umpqua Bank, and is incorporated by reference to Exhibit 99.2 to Form 8-K dated February 7, 2006.

10.32	Gary D. Gall, Amendment to Executive Salary Continuation, and is incorporated by reference to Exhibit 99.3 to Form 8-K dated February 7, 2006.

10.33	Gary D. Gall, Restated Severance Agreement, and is incorporated by reference to Exhibit 99.4 to Form 8-K dated February 7, 2006.

10.34	Patrick J. Rusnak, Restated Employment Agreement, and is incorporated by reference to Exhibit 99.5 to Form 8-K dated February 7, 2006.

10.35	Anthony Gould, Restated Severance Agreement, and is incorporated by reference to Exhibit 99.6 to Form 8-K dated February 7, 2006.

10.36	Wayne Koonce, Restated Severance Agreement, and is incorporated by reference to Exhibit 99.7 to Form 8-K dated February 7, 2006.

10.37	Kirk N. Dowdell, Amendment to Executive Salary Continuation Agreement, and is incorporated by reference to Exhibit 99.8 to Form 8-K dated February 7, 2006.

10.38	Kirk N. Dowdell, Restated Severance Agreement, and is incorporated by reference to Exhibit 99.9 to Form 8-K dated February 7, 2006.

10.39	Douglas A. Nordell, Amendment to Executive Salary Continuation Agreement, and is incorporated by reference to Exhibit 99.10 to Form 8-K dated February 7, 2006.

10.40	Douglas A. Nordell, Restated Severance Agreement, and is incorporated by reference to Exhibit 99.11 to Form 8-K dated February 7, 2006.

10.41	Jeff Birkholz, Amendment to Executive Salary Continuation Agreement, and is incorporated by reference to Exhibit 99.12 to Form 8-K dated February 7, 2006.

10.42	Jeff Birkholz, Restated Employment Agreement, and is incorporated by reference to Exhibit 99.13 to Form 8-K dated February 7, 2006.

10.43	Clyde Frederick Rowden, Amendment to Executive Salary Continuation Agreement, and is incorporated by reference to Exhibit 99.14 to Form 8-K dated February 7, 2006.

10.44	Clyde Frederick Rowden, Restated Employment Agreement, and is incorporated by reference to Exhibit 99.15 to Form 8-K dated February 7, 2006.

10.45	Phillip S. Wood, Amendment to Executive Salary Continuation Agreement, and is incorporated by reference to Exhibit 99.16 to Form 8-K dated February 7, 2006.

10.46	Phillip S. Wood, Restated Severance Agreement, and is incorporated by reference to Exhibit 99.17 to Form 8-K dated February 7, 2006.

11.1	Statement re: Computation of earnings per share is included in Note 12 to the consolidated financial statements.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould

32.2	Section 906 Certification by Gary D. Gall

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN SIERRA BANCORP
By:	/s/ GARY D. GALL	Dated: March 10, 2006
President and Chief Executive Officer (Principal Executive Officer)

And By:	/s/ ANTHONY J. GOULD	Dated: March 10, 2006
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CHARLES W. BACCHI	Dated: March 10, 2006
Charles W. Bacchi, Director and Chairman of the Board

/s/ WILLIAM J. FISHER	Dated: March 10, 2006
William J. Fisher, Director

/s/ LORI WARDEN	Dated: March 10, 2006
Lori Warden, Director

/s/ ALAN J. KLEINERT	Dated: March 10, 2006
Alan J. Kleinert, Director

/s/ HOWARD A. JAHN	Dated: March 10, 2006
Howard A. Jahn, Director

/s/ THOMAS MANZ	Dated: March 10, 2006
Thomas Manz, Director

/s/ LARY A. DAVIS	Dated: March 10, 2006
Lary A. Davis, Director

/s/ DOUGLAS A. NORDELL	Dated: March 10, 2006
Douglas A. Nordell, Director

/s/ WILLIAM EAMES	Dated: March 10, 2006
William Eames, Director

/s/ MATTHEW BRUNO SR.	Dated: March 10, 2006
Matthew Bruno, Sr., Director

/s/ JAN T. HALDEMAN	Dated: March 10, 2006
Jan T. Haldeman, Director