Form 10-Q
period 2006-03-31
WESTERN SIERRA BANCORP
filed 2006-05-10
CIK 1072688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes☒No☐

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

As of May 4, 2006 there were approximately 7,889,000 shares outstanding of the Registrant’s common stock.

WESTERN SIERRA BANCORP & SUBSIDIARIES

Index to Form 10-Q

PART I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheet March 31, 2006 and December 31, 2005
Consolidated Statement of Income Three months ended March 31, 2006 and 2005
Consolidated Statement of Cash Flows Three months ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures
PART II. Other Information
Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I. FINANCIAL INFORMATION

Western Sierra Bancorp and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(dollars in thousands)

	March 31,	December 31,
	2006	2005
ASSETS:
Cash and due from banks	$37,818	$41,972
Federal funds sold	45,920	39,535
Cash and cash equivalents	83,738	81,507

Loans held for sale	417	3,190
Investment securities:
Trading	45	41
Available for sale (amortized cost $80,048 in 2006 and $78,940 in 2005)	80,127	79,519
Held to maturity (market value of $2,915 in 2006 and $2,960 in 2005)	2,864	2,888
Total investments	83,036	82,448
Portfolio loans:
Real estate mortgage	540,524	547,750
Real estate construction	242,645	244,872
Lot and land loans	134,151	134,147
Commercial	95,090	98,152
Agricultural	15,005	15,828
Other loans	6,152	7,066
Total gross loans	1,033,567	1,047,635
Deferred loan fees, net	(3,234)	(3,663)
Allowance for loan losses	(15,440)	(15,505)
Net portfolio loans	1,014,893	1,028,467

Premises and equipment, net	18,988	19,466
Goodwill and other intangible assets	32,997	33,177
Other assets	43,524	44,318
Total Assets	$1,277,593	$1,292,573

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$253,139	$276,667
Interest bearing deposits:
NOW, money market and savings	372,857	395,257
Time, over $100,000	222,718	222,496
Other time	180,264	154,275
Total deposits	1,028,978	1,048,695

Borrowed funds	64,000	66,000
Subordinated debt	37,116	37,116
Other liabilities	12,568	10,530
Total liabilities	1,142,662	1,162,341

Shareholders’ equity:
Preferred stock- no par value; 15,000,000 shares authorized; none issued	—	—
Common stock- no par value; 15,000,000 shares authorized; issued - 7,864,272 shares in 2006 and 7,782,223 shares in 2005	72,519	71,042
Retained earnings	62,366	58,855
Accumulated other comprehensive income	46	335
Total shareholders’ equity	134,931	130,232
Total Liabilities and Shareholders’ Equity	$1,277,593	$1,292,573

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Condensed Consolidated Statement of Income (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Interest income:
Interest and fees on loans	$20,053	$16,113
Interest on investment securities:
Taxable	481	398
Exempt from federal taxes	453	409
Interest on Federal funds sold	220	312
Total interest income	21,207	17,232

Interest expense:
Interest on deposits	4,330	2,671
Interest on borrowed funds	1,433	716
Total interest expense	5,763	3,387

Net interest income	15,444	13,845

Provision for loan losses (LLP)	—	450

Net interest income after LLP	15,444	13,395

Non-interest income:
Service charges and fees	1,491	1,186
Investment service fee income	316	130
Net gain on sale and packaging of residential mortgage loans	788	933
Gain on sale of government-guaranteed loans	146	112
Gain (loss) on sale of investment securities	4	(3)
Other income	406	251
Total non-interest income	3,151	2,609

Non-interest expense:
Salaries and benefits	5,903	5,403
Occupancy and equipment	1,848	1,611
Other expenses	2,618	2,621
Merger expenses	667	—
Amortization of core deposit intangibles	180	180
Total non-interest expense	11,216	9,815

Provision for income before income tax	7,379	6,189

Income taxes	2,923	2,166
Net income	$4,456	$4,023

Basic earnings per share	$0.57	$0.53
Diluted earnings per share	$0.56	$0.51

See notes to the unaudited consolidated financial statements.

Western Sierra Bancorp and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,456	$4,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	450
Depreciation and amortization	943	851
Decrease in deferred loan origination fees, net	(429)	(55)
Amortization of investment security premiums, net of accretion of discount	39	127
(Increase) decrease in trading securities	(4)	6
Loss on sale of premises and equipment	—	(3)
Increase in cash surrender value of life insurance policies	(299)	(198)
Stock-based compensation expense	36	—
Decrease in loans held for sale	2,773	1,201
Decrease (increase) in accrued interest receivable and other assets	1,716	(1,018)
Increase in accrued interest payable and other liabilities	1,094	108
Net cash provided by operating activities	10,325	5,492

Cash flows from investing activities:
Proceeds from sale and call of available-for-sale investment securities	—	3,000
Purchases of available-for-sale investment securities	(2,413)	(5,412)
Principal repayments received from available-for-sale SBA Pools and mortgage-backed securities	1,270	3,851
Principal repayments received from held-to-maturity mortgaged-backed securities	20	50
Net decrease in interest-bearing deposits in banks	—	1,200
Net decrease (increase) in loans	14,003	(32,823)
Proceeds from the sale of premises and equipment	—	15
Purchases of premises and equipment	(285)	(1,028)
Purchase of life insurance policies	—	(7,300)
Net cash provided by (used in) investing activities	12,595	(38,447)

Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	$(45,928)	$(8,766)
Net increase in time deposits	26,211	15,618
Net (decrease) increase in borrowings	(2,000)	9,000
Proceeds from the exercise of stock options	1,028	461
Net cash (used in) provided by financing activities	(20,689)	16,313

Increase (decrease) in cash and cash equivalents	2,231	(16,642)

Cash and cash equivalents at beginning of year	81,507	104,605

Cash and cash equivalents at end of the period	$83,738	$87,963

Cash paid during the period for income taxes:	$220	$1,439
Cash paid during the period for interest:	$5,768	$3,315
Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(500)	$(890)

See notes to the unaudited consolidated financial statements.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Western Sierra Bancorp and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Sierra National Bank (WSNB) and its subsidiary WSNB Investment Trust (a Real Estate Investment Trust (“REIT”), Lake Community Bank (LCB), Central California Bank (CCB) and Auburn Community Bank (ACB). All significant inter-company balances and transactions have been eliminated. Western Sierra Statutory Trusts I, II, III, and IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain amounts in the consolidated financial statements for the year ended December 31, 2005 and the three-month period ended March 31, 2005 may have been reclassified to conform to the presentation of the consolidated financial statements in 2006.

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

2. Stock-based Compensation

At March 31, 2006, the Company has four stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of FAS 123(R), which was adopted by the Company as of January 1, 2006 under the modified prospective application method. In accordance with FAS 123(R), the compensation cost that has been charged against income for the stock-based compensation plans was $36,000 for the three months ended March 31, 2006. There was no tax benefit associated with this charge as all of the expense was related to incentive stock options. The financial statements in prior periods have not been restated.

In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation to prior periods.

Pro forma adjustments to the Company’s consolidated net income and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

Three Months Ended March 31, 2005
Net income as reported	$4,023
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(168)

Pro forma net income	$3,855

Basic earnings per share - as reported	$0.53
Basic earnings per share - pro forma	$0.50

Diluted earnings per share - as reported	$0.51
Diluted earnings per share - pro forma	$0.49

In 2004, 1999, 1997 and 1989, the Board of Directors adopted stock option plans for which 932,796 shares of common stock were reserved for issuance to employees and directors of the Company and the Banks under incentive and nonstatutory agreements as of March 31, 2006. In addition, certain Sentinel Community Bank and ACB options outstanding at the date of the acquisition were converted into options to purchase shares of the Company’s common stock. At March 31, 2006, a total of 18,981 shares remain reserved for issuance in connection with these plans. There were 447,700 shares available for grant under the 2004 plan at March 31, 2006. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the exercise price of each option must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally four years. Outstanding options under the 1999, 1997 and 1989 plans are exercisable until their expiration; however, no new options will be granted under these plans. The Company issues new shares upon exercise of grants by all plan participants.

There were no anti-dilutive options at March 31, 2006. At March 31, 2005, there were anti-dilutive options for 34,000 shares of common stock that had a weighted average exercise price of $38.15.

The fair value of each option award is estimated on the date of grant using a Black-Scholes based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from SAB 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions for the quarter ending March 31, 2006 are marked “N/A” as there were no stock options grants in this period.

	Three Months Ended
	March 31,
	2006	2005
Dividend yield (not applicable)
Expected volatility	N/A	20.60%
Risk-free interest rate	N/A	4.22%
Weighted average expected option life	N/A	5.0 years
Weighted average fair value of options granted during the period	N/A	$10.57

Stock-based compensation recorded	$36,000	$0

A summary of option activity under the stock option plans as of March 31, 2006 and 2005, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	586,787	$21.04
Granted	—	$—
Exercised	(82,049)	$12.60
Canceled	(661)	$13.55
Outstanding at March 31, 2006	504,077	$22.42	6.8 years	$11,553
Exercisable at March 31, 2006	467,185	$21.74	6.7 years	$11,026

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	583,378	$14.44
Granted	35,000	$37.50
Exercised	(50,172)	$9.19
Canceled	(1,669)	$13.55
Outstanding at March 31, 2005	566,537	$16.33	6.8 years	$10,033
Exercisable at March 31, 2005	392,218	$13.60	6.2 years	$8,017

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2,463,000 and $1,410,000, respectively.

At March 31, 2006, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $233,000. Management does not anticipate any forfeitures for the remaining non-vested options. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	Three Months Ended
	March 31,	March 31,
	2006	2005
Basic EPS Computation:
Numerator—net income	$4,456	$4,023
Denominator— weighted average number of shares outstanding	7,808,303	7,645,511
Basic earnings per share	$0.57	$0.53

Diluted EPS Computation:
Numerator—net income	$4,456	$4,023
Denominator— weighted average number of shares outstanding	7,808,303	7,645,511
Effect of dilutive stock options	214,300	310,563
	8,022,603	7,956,074
Diluted earnings per share	$0.56	$0.51

4. Commitments and Contingencies

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31,	December 31,
	2006	2005
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$39,124	$37,576
Commercial real estate, construction and land development commitments	198,035	213,334
Other commercial commitments not secured by real estate	48,852	60,112
Agricultural commitments	786	2,690
Other commitments	—	—
	$286,797	$313,712
Stand by letters of credit	$20,012	$20,303

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

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Net income	$4,456	$4,023
Other comprehensive loss:
Holding losses arising during period, net of tax	(286)	(581)
Re-classification adjustment, net of tax	(3)	2
Total other comprehensive loss	(289)	(579)
Total comprehensive income	$4,167	$3,444

6. Definitive Agreement

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

On May 3, 2006 Umpqua announced that it has received approval of its Interagency Merger Application from the Federal Deposit Insurance Corporation and the Director of the Oregon Division of Finance and Corporate Securities with respect to the planned merger of Western Sierra Bank, Auburn Community Bank, Central California Bank and Lake Community Bank with and into Umpqua Bank. These regulatory approvals are conditioned upon expiration of a 15-day waiting period, which commenced on April 20, 2006; shareholder approval and no material changes affecting the parties prior to closing.

In addition, the Federal Reserve Bank of San Francisco has notified Umpqua that the proposed transaction under which Western Sierra Bancorp would merge with and into Umpqua Holdings Corporation may proceed without a formal bank holding company merger application and the Commissioner of the California Department of Financial Institutions has issued an order of exemption for the transaction.

The transaction remains subject to customary closing conditions including approval by the shareholders of Umpqua Holdings Corporation and Western Sierra Bancorp at meetings that are scheduled for May 30, 2006.

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

5.     The Company’s exposure to real estate values in the markets that it serves, as over 85% of the Company’s loans are secured by real estate.

6.     Asset/Liability matching risks and liquidity risks.

7.     Volatility and devaluation in the securities markets.

8.     A rise in short term rates that flattens or inverts the yield curve which may have a negative effect on the Company’s net interest margin, cost of funds, ability to sustain deposit growth.

For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the heading “Forward-Looking Information” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A. “Risk Factors” of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2005 to March 31, 2006. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2006 compared to the same period in 2005. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

In April 2002, the Company acquired Central California Bank for $3.7 million in cash and 378,282 shares of the Company’s stock. This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $2.3 million to goodwill and $1.9 million to core deposit intangible assets. In July 2002, the Sentinel Community Bank branches were transferred from Western Sierra National Bank to Central California Bank.

In July 2003, the Company acquired Central Sierra Bank for $10.7 million in cash and 606,260 shares of the Company’s stock. This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $11.6 million to goodwill and $2.9 million to core deposit intangible assets. Central Sierra Bank operates as a division of Central California Bank.

In December 2003, the Company acquired Auburn Community Bank for $6.5 million in cash and 524,964 shares of the Company’s stock. This transaction was accounted for using purchase accounting, which resulted in a purchase price allocation of $14.5 million to goodwill and $1.8 million to core deposit intangible assets.

The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 4080 Plaza Goldorado Circle, Cameron Park, California 95682.

Western Sierra National Bank was organized under national banking laws and commenced operations as a national bank on January 4, 1984. Western Sierra National Bank is a member of the Federal Reserve System, and the FDIC insures its deposits to the maximum amount permitted by law. Western Sierra National Bank’s head office is located at One Capitol Mall, Sacramento California, and operates twelve branch offices and one loan production office. Western Sierra National Bank does not have any other subsidiaries other than Sentinel Associates, Inc., an inactive entity formed by Sentinel Bank in 1983 to develop single-family residential real estate.

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

Recent Events. On February 7, 2006, the Company entered into a definitive agreement to merge into Umpqua Holding Company. See Footnote 6 to the accompanying condensed consolidated financial statements.

Employees. At March 31, 2006, the Company and its subsidiaries employed 383 persons on a full-time equivalent basis. The Company believes its employee relations are satisfactory.

Financial Condition

The Company’s total assets decreased from $1.29 billion at December 31, 2005 to $1.28 billion at March 31, 2006, a decrease of $14.9 million or 1.2%. The largest component of asset reduction was portfolio loans, which decreased $14.9 million.

No component of the portfolio grew during the first quarter of 2006, the largest reduction was in real estate mortgage which fell $7 million during the period. At March 31, 2006 the Banks’ largest single loan outstanding was $17.4 million and the ten largest loans totaled approximately $112 million in aggregate balances outstanding.

Deposits were reduced by $19.7 million during the first quarter of 2006. Time deposits under $100,000 grew $26 million during the first quarter while demand deposit fell $23.5 million.

Included in non-interest deposits are local title company deposits, which have decreased approximately $19.8 million from $44.6 million at December 31, 2005 to $24.8 million at March 31, 2006. These funds do not receive interest but do result in an assessment of service fees by the title company’s service bureau to the Company. During the first three months of 2006, the service fees on title company deposits incurred by the Company were less than 1.5% of the average title company deposits outstanding.

Results of Operations

The Company reported net income of $4.46 million for the three months ended March 31, 2006 (or $0.56 per diluted share) compared to $4.02 million (or $0.51 per diluted share) during the first quarter of 2005. The quarterly earnings represent an increase of $433,000 or a 10.8% increase in net income and 9.8% increase to diluted earnings per share.

The primary factors contributing to the increase in operating results during the three-month period ended March 31, 2006 as compared to the same period in 2005 include:

1.        An increase in net interest income of $1.6 million or 11.5% in the first quarter over the same period in 2005. The net increase is due to an overall increase in average earning assets and the benefit of recent rate increases applied to the Company’s asset sensitive balance sheet.

2.        A decrease in loan loss provisions of $450,000 for the first quarter ended March 31, 2006 as compared to the first quarter of 2005. There were no provisions recorded in the first quarter of 2005 as total loans decreased and management’s measures of the portfolio’s risk and performance remained stable. The percentage of loan loss reserves to gross loans and leases was 1.49% at March 31, 2006 as compared to 1.48% at December 31, 2005 and 1.47% at March 31, 2005.

3.        An increase in non-interest income of $542,000, which is primarily due to an increase in deposit service charges and fees of $305,000, an increase in investment service fee income of $186,000, an increase in other income of $107,000, offset by a reduction in gains on the sale mortgage fees of $145,000.

The above factors were offset in part by:

1.        Total non-interest expense increased $1.4 million or 14.3% over the first quarter in the previous year. Included in other expenses for the first quarter of 2006 were merger expenses of $667,000 ($597,000 net of tax).

2.        An increase in the effective tax rate to 39.6% from 35.0% in the first quarter of the previous year, primarily due to merger expenses of $667,000 of which only 75% was deductible.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) was 1.43% for the first quarter of 2006 as compared to 1.36% for the first quarter of 2005. Return on equity (“ROE”) was 13.60% for the first quarter of 2006 as compared to 14.52% for the first quarter of 2005.

Net Interest Income (Tax Equivalent Yield Basis)

Net interest income is the primary source of income for the Company and represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

For the three months ended March 31, 2006, interest income on a tax equivalent basis increased by $3.97 million to $21.4 million or 22.8% over the same period in 2005. Interest expense on deposit accounts and borrowings increased $2.38 million or 70.2% over the same three-month period ended March 31, 2005. Average earning assets yielded (on a fully tax equivalent basis) 7.58% versus 6.54% a year ago, the effect of which was partially offset by an increase in the cost of funds where the average cost of funds increased to 2.73% from 1.69% a year ago. Net interest income (on a tax equivalent basis) increased $1.59 million or 11.4% to $15.64 million. The net interest margin increased 27 basis points to 5.54% from 5.27% for the same three-month period a year ago.

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

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Portfolio loans (3)	$1,041,699	$20,061	7.81%	$945,555	$16,123	6.92%
Tax exempt investment securities	41,909	638	6.17%	36,937	597	6.55%
Taxable investment securities	40,987	481	4.76%	46,190	387	3.40%
Federal funds sold	20,291	220	4.40%	51,731	312	2.44%
Interest bearing deposits in banks	—	—	0.00%	1,187	12	3.96%
Average earning assets	1,144,886	21,400	7.58%	1,081,599	17,430	6.54%
Other assets	133,497			131,233
Less ALLL	(15,545)			(14,033)
Average total assets	$1,262,838			$1,198,799
Interest bearing liabilities:
Savings Deposits	$374,437	$1,119	1.21%	$399,710	$862	0.87%
Time deposits	381,129	3,211	3.42%	349,903	1,809	2.10%
Other borrowings (1)	100,501	1,433	5.78%	62,182	717	4.67%
Average interest bearing liabilities	856,067	5,763	2.73%	811,794	3,387	1.69%
Non-interest bearing liabilities	263,595			267,844
Other liabilities	10,329			7,846
Shareholders’ equity	132,847			111,315
Average total liabilities and shareholders’ equity	$1,262,838			$1,198,799
Net interest spread			4.85%			4.84%
Net interest income and net interest margin (2)		$15,637	5.54%		$14,043	5.27%

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

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2006 over 2005
	Volume	Rate	Total
Increase (decrease) in interest income:
Portfolio loans	$1,640	$2,298	$3,938
Investment securities, tax exempt	80	(39)	41
Investment securities	(44)	138	94
Federal funds sold	(189)	98	(91)
Interest bearing deposits	(12)	—	(12)
Net increase	1,475	2,495	3,970
Increase (decrease) in interest expense:
Interest bearing accounts	(54)	312	258
Time deposits	161	1,241	1,402
Other borrowings (1)	442	274	716
Net increase	549	1,827	2,376
Total net increase	$927	$667	$1,594

(1) For the purpose of this schedule the interest on the Company’s subordinated debentures is included in other borrowings.

Non-interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, investment service fee income, other service fees, and gains on the sale of government-guaranteed loans and mortgage loan origination and processing fees.

For the three months ended March 31, 2006, total non-interest income increased $542,000 or 20.8% over the same period in 2005. This increase is primarily due to an increase in deposit service charges and fees of $305,000, as a result of adding new accounts as well as changes in service charge rates and related policies. In addition, investment fee income increased $186,000 and sundry recoveries totaled $107,000. This growth was offset by a decrease in mortgage loan origination and processing fees of $145,000.

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees, and other operating expenses. Non-interest expense increased $1.4 million or 14.3% over the same three-month period of 2005. Salaries and benefits increased $500,000 or 9.3% over the same three-month period of last year. Included in total non-interest expense were merger related expenses of $667,000 ($597,000, net of tax).

The following tables set forth a summary of non-interest expense for the periods indicated (dollars in thousands, percentages are annualized):

	Three Months Ended March 31,
	2006		2005
	Expense	% of Avg Assets	Expense	% of Avg Assets
Salaries and benefits	$5,903	1.87%	$5,403	1.83%
Occupancy and equipment	1,848	0.59%	1,611	0.54%
Other expenses	2,618	0.83%	2,621	0.89%
Merger expense	667	0.21%	—	—
Amortization of core deposit and other intangibles	180	0.06%	180	0.06%
Total non-interest expense	$11,216	3.55%	$9,815	3.32%

Efficiency Ratio

The Company uses a widely accepted banking operating ratio as a measure of its progress in improving operating efficiency. The efficiency ratio is derived by dividing total non-interest expenses by the sum of tax adjusted net interest income and non-interest income. Simply put, this ratio describes the operating expense necessary to generate $1 in tax equivalent total revenue. The Company’s efficiency ratio improved in the first quarter of 2006 driven by the revenue increases outlined above in the “Non-interest Income” and “Net Interest Income” discussion.

The following table sets forth the Company’s tax adjusted efficiency ratio for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Non-interest expense	$11,216	$9,815
Amortization of core deposit and other intangibles	(180)	(180)
Investment in limited partnership	(101)	(108)
Merger expenses	(667)	—
Net non-interest expense	$10,268	$9,527

Fully tax equivalent income:
Net interest income	$15,444	$13,845
Non-interest income	3,151	2,609
Tax benefit adjustment for tax-exempt income	375	330
Total fully tax equivalent income	$18,970	$16,783

Efficiency Ratio	54.1%	56.8%

Income Taxes

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Tax provision	$2,923	$2,166
Effective tax rate	39.6%	35.0%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to increases in the Company’s net income and the relative amount of tax-exempt income. In addition, the Company incurred $667,000 in merger related expenses of which, in management’s opinion, approximately 75% is not expected to be deductible for tax purposes.

Asset Quality

The Company concentrates its lending activities primarily within areas directly serviced by its branches as previously discussed.

Credit risk is mananaged through the application of underwriting policies and procedures as well as credit monitoring practices. A significant portion of its borrowers’ ability to repay their loans is dependent upon the strength of the local economy and specifically the strength of the commercial and residential real estate markets. Generally, loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated (dollars in thousands):

	March 31,	% of	December 31,	% of
	2006	Total	2005	Total
Commercial and residential real estate mortgage	$540,524	52.30%	$547,750	52.28%
Commercial and residential real estate construction	242,645	23.48%	244,872	23.37%
Lot and land loans	134,151	12.98%	134,147	12.80%
Commercial	95,090	9.20%	98,152	9.37%
Agricultural	15,005	1.45%	15,828	1.51%
Other loans	6,152	0.60%	7,066	0.67%
Total	1,033,567	100.00%	1,047,635	100.00%
Deferred loan fees and costs, net	(3,234)	-0.31%	(3,663)	-0.35%
Less allowance for loan losses	(15,440)	-1.49%	(15,505)	-1.48%
Total net loans and leases	$1,014,893		$1,028,467

The following table sets forth a summary of the Company’s non-performing assets as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2006	2005
Gross non-accrual loans	$1,646	$1,412
Less: government guaranteed portion of non performing loans	(355)	(500)
Total net nonperforming assets	1,291	912

Gross non-performing assets as a % of total assets	0.13%	0.11%
Gross non-accrual loans as a % of gross loans	0.16%	0.14%
Ratio of allowance for loan losses to gross non-accrual loans	9.38	10.98

The Company’s gross non-accrual loans increased from $1.41 million at December 31, 2005 to $1.65 million during the first three months of 2006. The Company’s “coverage ratio” or the ratio of allowance for loan losses to gross non-accrual loans decreased from 10.98 to 9.38 during the first three months of 2006. The Company carried no other real estate as of March 31, 2006 or December 31, 2005.

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

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at March 31, 2006 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods. The provision for loan losses reflects an accrual sufficient to cover projected potential charge-offs. The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified, as well as unidentified, losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single allowance available for all loans and undisbursed commitments.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Beginning balance for allowance for loan losses	$15,505	$13,786
Provision for loan losses	—	450
Charge offs:
Commercial	15	45
Real estate	—	—
Agricultural	—	—
Other	69	8
Total charge offs	84	53
Recoveries:
Commercial	3	103
Real estate	—	—
Agricultural	—	—
Other	16	2
Total recoveries	19	105
Net (charge offs) recoveries	(65)	52
Ending balance	$15,440	$14,288
Allowance for loan losses to total loans	1.49%	1.47%
Annualized net (charge offs) recoveries to average loans	(0.02)%	0.02%

Liquidity

A Funds Management Policy has been developed by the Company’s Management and approved by the Company’s Board of Directors that establishes guidelines for the investments and liquidity of the Company. The goals of this policy are to provide liquidity to meet the financial requirements of the Company’s customers, maintain adequate reserves as required by regulatory agencies and maximize earnings of the Company. The Company’s liquidity ratio at March 31, 2006 was 9.05% and was 8.78% at December 31, 2005. Liquidity is computed by dividing liquid assets (consisting of cash and due from banks, available-for-sale investments not pledged, federal funds sold and loans held for sale) by total liabilities. While the Company has over $100 million in available FHLB borrowings, management has deployed a series of strategies designed to increase deposit gathering which management expects will result in improved deposit growth in the coming periods. The Company’s Management believes it maintains adequate liquidity levels.

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

The minimum ratio of total risk-based capital to risk-weighted assets, including certain off-balance sheet items, is 8% (10% to be considered well-capitalized). The minimum ratio of Tier 1 capital to average assets (leverage ratio) is 4.0% (5.0% to be considered well-capitalized). The minimum ratio of Tier 1 capital to risk-weighted assets is 4.0% (6.0% to be considered well-capitalized). At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the allowance for loan losses. Subordinated debentures in the amount of $36 million are included in the Company’s Tier 1 capital as of March 31, 2006 and December 31, 2005, respectively, as allowed by Federal Reserve regulations, in the consolidated totals below.

The following table sets forth the Company’s and its banking subsidiaries’ capital ratios as of the dates indicated.

	March 31, 2006					December 31, 2005
	ACB	CCB	LCB	WSNB	Company	ACB	CCB	LCB	WSNB	Company
Total risk-based capital to risk-weighted assets	12.50%	12.18%	15.22%	12.96%	13.82%	11.86%	11.50%	13.68%	12.36%	13.24%
Tier 1 capital to risk-weighted assets	11.25%	10.93%	13.97%	11.71%	12.57%	10.61%	10.25%	12.38%	11.11%	11.99%
Tier 1 capital to average assets (leverage ratio)	9.75%	8.66%	11.72%	10.85%	10.94%	9.29%	8.68%	10.64%	9.87%	10.45%

The Company and its bank subsidiaries continue to meet all regulatory capital requirements at March 31, 2006.

Cash Dividends and Payout Ratios

On March 21, 2006, the Company declared a cash dividend of $0.12 to shareholders on record as of March 31, 2006. The dividend was paid on April 14, 2006.

The Company did not pay cash dividends prior to the first quarter of 2006. Although it is the intention of the Company to pay cash dividends on a quarterly basis, there is no assurance that any future cash dividends will be paid. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid from the Banks’ to the Company (the primary source of cash available for dividends by the Company) is subject to both Federal and State regulatory requirements as set forth in the Company’s Form 10-K for the year ended December 31, 2005.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Dividend declared per share	$0.12	$0.00
Dividend payout ratio	21%	0%

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

The following tables, in management’s opinion, reflect estimates of the Company’s future net interest income under different interest rate scenarios. The net interest income estimates are one-year projections based on the earning assets and interest- bearing liabilities as of March 31, 2006. The estimates are derived from an asset/liability management model first deployed in April 2003. There are numerous underlying assumptions, including but not limited to, 1) a static balance sheet and mix of earning assets and interest-bearing liabilities; 2) instruments that mature are assumed to be replaced by similar instruments at prevailing market rates; 3) interest rate changes assume a parallel shift in the yield curve and 4) changes in deposit rates will correlate to prevailing interest rates to the same degree that the Company has experienced in the past. Management believes these model assumptions individually and in the aggregate are reasonable. However, the output of simulation modeling results in an estimate, not a precise calculation. If any of the assumptions used in the simulation modeling prove to be inaccurate, actual future results could differ materially from those projected.

Under the shock scenarios, the changes to interest rates are assumed to occur immediately (on April 1, 2006). Under the ramp scenarios the changes to interest rates gradually ramp up or down over the course of one year (dollars in thousands).

	Shock scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$66,899	$6,237	10.28%
200 basis point rise	64,864	4,202	6.93%
100 basis point rise	62,720	2,058	3.39%
50 basis point rise	61,722	1,060	1.75%
Base scenario	60,662	0	0.00%
50 basis point decline	58,990	(1,672)	-2.76%
100 basis point decline	57,248	(3,414)	-5.63%
200 basis point decline	53,459	(7,203)	-11.87%

	Ramp scenario
Change in Interest Rates	Estimated Net Interest Income	Dollar Change from Base	Percentage Change from Base

300 basis point rise	$62,745	$2,083	3.43%
200 basis point rise	62,041	1,379	2.27%
100 basis point rise	61,306	644	1.06%
50 basis point rise	60,999	337	0.56%
Base scenario	60,662	0	0.00%
50 basis point decline	60,015	(647)	-1.07%
100 basis point decline	59,339	(1,323)	-2.18%
200 basis point decline	57,833	(2,829)	-4.66%

The following table shows the approximate loan portfolio composition by rate type as of March 31, 2006. It further identifies when and at what rate increase scenario the variable rate loans at floors will most likely come off their floor and reprice. Loans at floors can generally be refinanced by another financial institution at anytime by the borrower without penalty if the borrower chooses to do so. The Company monitors the rate of these loans relative to prevailing rates and will modify terms of certain loans that are at a significantly higher rate than market directly with the borrower when the relationship dictates it is a prudent business decision to do so (dollars in thousands).

Loans	Balance	% of Total
Variable	$626,869	60.7%
Variable at Floor *	177,898	17.2%
Fixed	228,800	22.1%
Total Gross Loans	$1,033,567	100.0%

* Variable Loans at Floor

	Coming off Floor		Repricing Schedule
Rate Increase Scenarios	Balance	% of Total	Within 1 year	1-2 years	2-3 years	3-4 years	4+ years	Total
50 bps	$175,285	98.5%	$52,543	$27,559	$57,567	$30,404	$7,212	$175,285
100 bps	1,088	0.6%	26	727	—	335	—	1,088
>100 bps	1,525	0.9%	290	767	164	304	—	1,525
Total at Floor	$177,898	100.0%	$52,859	$29,053	$57,731	$31,043	$7,212	$177,898

ITEM 4.   Controls and Procedures.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that the material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting during the quarter.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to the Company’s management of interest rate risk.

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

Real estate nationwide, and in the Company’s marketplace, has experienced significant appreciation over the last eight years or more. If there is a significant devaluation of the real estate collateral that secures these loans, there may also be related decline in general economic conditions. This may result in increased levels of nonperforming loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses; the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

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

The Company Is Subject To Extensive Government Regulation and Supervision

The Company, primarily through its subsidiary banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Supervision and Regulation” in Item 1 of the Company’s Form 10-K for the year ended December 31, 2005.

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

N/A

Item #3. Defaults upon Senior Securities

N/A

Item #4.   Submission of Matters to a Vote of Security Holders

N/A

Item #5. Other Information

N/A

Item #6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification by Anthony J. Gould

31.2	Section 302 Certification by Gary D. Gall

32.1	Section 906 Certification by Anthony J. Gould

32.2	Section 906 Certification by Gary D. Gall

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA BANCORP
(Registrant)

Date: May 5, 2006

/s/ GARY D. GALL
Gary D. Gall
President/Chief Executive Officer

/s/ ANTHONY J. GOULD
Anthony J. Gould
Executive Vice President/Chief Financial and Accounting Officer